Form 10-Q
period 2011-12-31
GOFF, CORP
filed 2012-02-09
CIK 1528188

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission File No. 333-176509

                                   GOFF CORP.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                     9 NOF Commercial Centre Industrial Park
                        Old Mallow Rd, Cork City, Ireland
                    (Address of principal executive offices)

                                 (087-154-7690)
                          (Issuer's telephone number)

Securities registered pursuant                             Name of each exchange
 to Section 12(b) of the Act:                               on which registered:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of December 31, 2011
Common Stock, $0.001                                   11,440,000

                                   GOFF CORP.

                                   FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3
            Balance Sheets                                                    3
            Statements of Operations                                          4
            Statements of Cash Flows                                          5
            Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          10

Item 4.  Controls and Procedures                                             11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

GOFF CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

                                                                  December 31,        June 30,
                                                                     2011               2011
                                                                   --------           --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $  5,722           $ 24,759
  Pre-paid expenses                                                      70                 --
                                                                   --------           --------

TOTAL ASSETS                                                       $  5,792           $ 24,759
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Note payable - related party                                     $    825           $    825
                                                                   --------           --------

TOTAL LIABILITIES                                                       825                825
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, par $0.001, 75,000,000 shares authorized,
   11,440,000 shares issued and outstanding                          11,440             11,440
  Paid in capital                                                    16,910             16,910
  Deficit accumulated during the development stage                  (23,383)            (4,416)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            4,967             23,934
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,792           $ 24,759
                                                                   ========           ========

                The accompanying condensed notes are an integral
                       part of the financial statements.

GOFF CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                                                 Period from
                                                                                                July 12, 2010
                                                   Three Months            Six Months             (Date of
                                                      Ended                  Ended              Inception) to
                                                   December 31,           December 31,           December 31,
                                                       2011                   2011                   2011
                                                   ------------           ------------           ------------
GROSS REVENUES                                     $         --           $         --           $         --

OPERATING EXPENSES
  GENERAL AND ADMINISTRATIVE EXPENSES                    14,551                 18,967                 23,383
                                                   ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                 14,551                 18,967                 23,383
                                                   ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (14,551)               (18,967)               (23,383)

OTHER EXPENSES                                               --                     --                     --
                                                   ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (14,551)               (18,967)               (23,383)

PROVISION FOR INCOME TAXES                                   --                     --                     --
                                                   ------------           ------------           ------------

NET LOSS                                           $    (14,551)          $    (18,967)          $    (23,383)
                                                   ============           ============           ============

NET LOSS PER SHARE                                 $      (0.00)          $      (0.00)          $      (0.00)
                                                   ============           ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        11,440,000             11,440,000
                                                   ============           ============

                The accompanying condensed notes are an integral
                        part of the financial statements

GOFF CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

                                                                               Period from
                                                                              July 12, 2010
                                                             Six Months         (Date of
                                                               Ended          Inception) to
                                                            December 31,       December 31,
                                                                2011               2011
                                                              --------           --------
Cash Flows from Operating Activities:
  Net loss for the period                                     $(18,967)          $(23,383)
  Changes in Assets and Liabilities
     Increase in prepaid expenses                                  (70)               (70)
                                                              --------           --------
Net Cash Used in Operating Activities                          (19,037)           (23,453)
                                                              --------           --------

Cash Flows from Investing Activities:                               --                 --
                                                              --------           --------
Net Cash Provided by Financing Activities                           --                 --
                                                              --------           --------
Cash Flows from Financing Activities:
  Proceeds from note payable - related party                        --              1,325
  Payments on related-party notes payable                           --               (500)
  Proceeds from the sale of common stock                            --             28,350
                                                              --------           --------
Net Cash Provided by Financing Activities                           --             29,175
                                                              --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents           (19,037)             5,722

Cash and Cash Equivalents - Beginning                           24,759                 --
                                                              --------           --------

Cash and Cash Equivalents - Ending                            $  5,722           $  5,722
                                                              ========           ========
Supplemental Cash Flow Information:
  Cash paid for interest                                      $     --           $     --
                                                              ========           ========
  Cash paid for income taxes                                  $     --           $     --
                                                              ========           ========

                The accompanying condensed notes are an integral
                      part of the financial statements.

GOFF CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)
December 31, 2011


1. ORGANIZATION AND BUSINESS OPERATIONS

Goff Corp. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on July 12, 2010. The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205"Development-Stage Entities." and it intends to provide web-based services in that focus around our website that will operate as a link for employers in and individuals seeking employment in the UK and Ireland.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, July 12, 2010 through December 31, 2011 the Company has accumulated losses of $23,383.

2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $23,383 as of December 31, 2011. and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

GOFF CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)
December 31, 2011


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Foreign Currency Translation
The Company's functional currency is the British Pound and its reporting currency is the United States dollar.

f) Fiscal Periods
The Company's fiscal year end is June 30.

g) Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

4. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. In December of 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $4,000.

In December and January of 2011, the Company issued 7,150,000 shares of common stock at a price of $0.003 per share for total cash proceeds of $21,450.

In January through April of 2011, the Company issued 290,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $2,900.

During the period July 12, 2010 (inception) to June 30, 2011, the Company sold a total of 11,440,000 shares of common stock for total cash proceeds of $28,350.

As of December 31, 2011, 11,440,000 shares are issued and outstanding.

5. RELATED PARTY TRANSACTONS

As at December 31, 2011, $ 825 is payable to a related party of the Company related to cash advances provided to the Company (June 30, 2011 - $ 825). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

6. SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

GOFF CORP. was incorporated under the laws of the State of Nevada on July 12, 2010. Our registration statement was filed as Effective with the Securities and Exchange Commission on November 11, 2011.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to GOFF CORP.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of December 31, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

The Company intends to provide web-based services that focus around our website that will operate as a link between employers and individuals seeking employment in the UK and Ireland. At this time we are seeking financing sources to carry out our business plan.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, July 12, 2010 through December 31, 2011 the Company has accumulated losses of $23,383. At present we are seeking sources of financing to carry out our business plan.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THE SIX MONTH PERIOD ENDED DECEMBER 31, 2011 AND THE PERIOD FROM INCEPTION (JULY 12, 2010) TO DECEMBER 31, 2011.

Our net loss for the six-months ended December 31, 2011 was approximately ($18,967). During the six-months ended December 31, 2011, we did not generate any revenue. Net loss during the period from inception (July 12, 2010) to December 31, 2011 was ($23,383).

During the six-months ended December 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $18,967. General and administrative expenses incurred during the six-month period ended December 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (July 12, 2010) to December 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $23,383.

Our net loss during the six-months ended December 31, 2011 was ($18,967) or ($0.00) per share. The weighted average number of shares outstanding was 11,440,000 for the six-month period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

AS OF DECEMBER 31, 2011

As of December 31, 2011, our current assets were $5,792 and our total liabilities were $825, which resulted in a working (deficit) of ($4,967), As of December 31, 2011, current assets were comprised of $5,722 in cash and $70 in prepaid expenses compared to $24,759 in current assets at June 30, 2011. As of December 31, 2011, current liabilities were comprised of $825 advances from director compared to $825 at June 30, 2011.

Stockholders' equity decreased from $23,934 as of June 30, 2011 to $4,967 as of December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended December 31, 2011, net cash flows used in operating activities was ($19,037) consisting of a net loss of ($18,967) and an increase to prepaid expenses ($70). Net cash flows used in operating activities was $23,453 for the period from inception (July 12, 2010) to December 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the six-months ended December 31, 2011, we generated no additional cash from financing activities. For the period from inception (July 12, 2010) to December 31, 2011, net cash provided by financing activities was $29,175 received from sale of common stock and advances from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (July 12, 2010) to December 31, 2011, Gary O'Flynn, our Chief Executive Officer and a director, advanced us $825. The advances are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 11, 2011, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 4,350,000 shares of our restricted common stock to be issued to certain shareholders and 7,090,000 shares were registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GOFF CORP.


Dated: February 9, 2012               By: /s/ Gary O'Flynn
                                          --------------------------------------
                                          Gary O'Flynn, President and
                                          Chief Executive Officer


Dated: February 9, 2012               By: /s/ Gary O'Flynn
                                          --------------------------------------
                                          Gary O'Flynn, Chief Financial Officer