Form 10-Q
period 2012-03-31
GOFF, CORP
filed 2012-05-14
CIK 1528188

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                     Outstanding as of March 31, 2012
      -----                                     --------------------------------
Common Stock, $0.001                                       11,440,000

                                   GOFF CORP.

                                   FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3
            Balance Sheets                                                    3
            Statements of Operations                                          4
            Statements of Cash Flows                                          5
            Notes to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          10

Item 4.  Controls and Procedures                                             11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12

GOFF CORP.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

                                                                   March 31,          June 30,
                                                                     2012               2011
                                                                   --------           --------
ASSETS

Current Assets
  Cash and cash equivalents                                        $    140           $ 24,759
  Pre-paid expenses                                                      70                 --
                                                                   --------           --------

TOTAL ASSETS                                                       $    210           $ 24,759
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accounts Payable                                                 $    160           $     --
  Note payable - related party                                          825                825
                                                                   --------           --------

TOTAL LIABILITIES                                                       985                825
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, par $0.001, 75,000,000 shares authorized,
   11,440,000 shares issued and outstanding                          11,440             11,440
  Paid in capital                                                    16,910             16,910
  Deficit accumulated during the development stage                  (29,125)            (4,416)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                             (775)            23,934
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    210           $ 24,759
                                                                   ========           ========

                The accompanying condensed notes are an integral
                       part of the financial statements.

GOFF CORP.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                                                Period from
                                                                                               July 12, 2010
                                                  Three Months            Nine Months            (Date of
                                                     Ended                  Ended              Inception) to
                                                    March 31,              March 31,              March 31,
                                                      2012                   2012                   2012
                                                  ------------           ------------           ------------
GROSS REVENUES                                    $         --           $         --           $         --

OPERATING EXPENSES
   GENERAL AND ADMINISTRATIVE EXPENSES                   5,742                 24,709                 29,125
                                                  ------------           ------------           ------------
TOTAL OPERATING EXPENSES                                 5,742                 24,709                 29,125
                                                  ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (5,742)               (24,709)               (29,125)

OTHER EXPENSES                                              --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (5,742)               (24,709)               (29,125)

PROVISION FOR INCOME TAXES                                  --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS                                          $     (5,742)          $    (24,709)          $    (29,125)
                                                  ============           ============           ============

NET LOSS PER SHARE                                $      (0.00)          $      (0.00)
                                                  ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       11,440,000             11,440,000
                                                  ============           ============

                The accompanying condensed notes are an integral
                        part of the financial statements

GOFF CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

                                                                               Period from
                                                                              July 12, 2010
                                                             Nine Months        (Date of
                                                               Ended          Inception) to
                                                              March 31,          March 31,
                                                                2012               2012
                                                              --------           --------
Cash Flows from Operating Activities:
  Net loss for the period                                     $(24,709)          $(29,125)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in Assets and Liabilities
    Prepaid expenses                                               (70)               (70)
    Accounts payable                                               160                160
                                                              --------           --------
Net Cash Used in Operating Activities                          (24,619)           (29,039)
                                                              --------           --------

Cash Flows from Investing Activities:                               --                 --
                                                              --------           --------
Net Cash Provided by Financing Activities                           --                 --
                                                              --------           --------
Cash Flows from Financing Activities:
  Proceeds from note payable - related party                        --              1,325
  Payments on related-party notes payable                           --                500
  Proceeds from the sale of common stock                            --             28,350
                                                              --------           --------
Net Cash Provided by Financing Activities                           --             29,175
                                                              --------           --------

Net Increase (Decrease) in Cash and Cash Equivalents           (24,619)               140

Cash and Cash Equivalents - Beginning                           24,759                 --
                                                              --------           --------

Cash and Cash Equivalents - Ending                            $    140           $    140
                                                              ========           ========
Supplemental Cash Flow Information:
  Cash paid for interest                                      $     --           $     --
  Cash paid for income taxes                                  $     --           $     --

                The accompanying condensed notes are an integral
                       part of the financial statements.

GOFF CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)
March 31, 2012


1. ORGANIZATION AND BUSINESS OPERATIONS

Goff Corp. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on July 12, 2010. The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205"Development-Stage Entities." The Company intends to provide web-based services that focus around our website, which the companies will operate as a link for employers and individuals seeking employment in the UK and Ireland.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, July 12, 2010 through March 31, 2012 the Company has accumulated losses of $29,125.

2. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $29,125 as of March 31, 2012. and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOFF CORP.
(A Development Stage Company)
Notes to the Condensed Financial Statements (Unaudited)
March 31, 2012

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Fiscal Periods
The Company's fiscal year end is June 30.

e) Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

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

As of March 31, 2012, 11,440,000 shares are issued and outstanding.

5. RELATED PARTY TRANSACTONS

As at March 31, 2012, $ 825 is payable to a related party of the Company related to cash advances provided to the Company (June 30, 2011 - $ 825). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of March 31, 2012 we have no revenues, have minimal assets and have incurred losses since inception.

The Company intends to provide web-based services that focus around our website that will operate as a link between employers and individuals seeking employment in the UK and Ireland. At this time we are seeking financing sources to carry out our business plan.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, July 12, 2010 through March 31, 2012 the Company has accumulated losses of $29,125. At present we are seeking sources of financing to carry out our business plan.

RESULTS OF OPERATIONS

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

THE NINE MONTH PERIOD ENDED MARCH 31, 2012 AND THE PERIOD FROM INCEPTION (JULY 12, 2010) TO MARCH 31, 2012.

Our net loss for the nine-months ended March 31, 2012 was approximately $24,709. During the nine-months ended March 31, 2012, we did not generate any revenue. Net loss during the period from inception (July 12, 2010) to March 31, 2012 was $29,125.

During the nine-months ended March 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $24,709. General and administrative expenses incurred during the nine-month period ended March 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (July 12, 2010) to March 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $29,125.

Our net loss during the nine-months ended March 31, 2012 was $24,709 or ($0.00) per share. The weighted average number of shares outstanding was 11,440,000 for the nine-month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

AS OF MARCH 31, 2012

As of March 31, 2012, our current assets were $210 and our total liabilities were $985, which resulted in a working deficit of $775, As of March 31, 2012, current assets were comprised of $140 in cash and $70 in prepaid expenses compared to $24,759 in current assets at June 30, 2011. As of March 31, 2012, current liabilities were comprised of $825 advances from director and $160 in accounts payable due to an EDGAR agent compared to $825 at June 30, 2011.

Stockholders' equity decreased from $23,934 as of June 30, 2011 to a deficit of $775 as of March 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended March 31, 2012, net cash flows used in operating activities was negative $24,619 consisting of a net loss of $24,709, a decrease to prepaid expenses of $70, and an increase to accounts payable of $160. Net cash flows used in operating activities was $29,039 for the period from inception (July 12, 2010) to March 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the nine-months ended March 31, 2012, we generated no additional cash from financing activities. For the period from inception (July 12, 2010) to March 31, 2012, net cash provided by financing activities was $29,175 received from sale of common stock and advances from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (July 12, 2010) to March 31, 2012, Gary O'Flynn, our Chief Executive Officer and a director, advanced us $825. The advances are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                      GOFF CORP.


Dated: May 11, 2012                   By: /s/ Gary O'Flynn
                                          --------------------------------------
                                          Gary O'Flynn, President and
                                          Chief Executive Officer


Dated: May 11, 2012                   By: /s/ Gary O'Flynn
                                          --------------------------------------
                                          Gary O'Flynn, Chief Financial Officer