Form 10-K
period 2012-06-30
GOFF, CORP
filed 2012-09-28
CIK 1528188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from N/A to N/A.

                         Commission File No. 333-176509

                                   Goff Corp.
             (Exact Name of Registrant as Specified in its Charter)


           Nevada                                              27-3129919
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                    9 NOF Commercial Centre Industrial Park,
                        Old Mallow Rd, Cork City, Ireland
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, including area code: 087-154-7690

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.001 per Share
                              (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-Accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.01, the price of the last private placement of common equity: $28,350.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 11,440,000 issued and outstanding as of September 28, 2012.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                   GOFF CORP.
                             FORM 10-K ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2012

                                                                           Page
                                                                         Numbers
                                                                         -------

PART I

ITEM 1.   Business                                                           3
ITEM 1A.  Risk Factors                                                       6
ITEM 1B.  Unresolved Staff Comments                                         10
ITEM 2.   Properties                                                        10
ITEM 3.   Legal Proceedings                                                 11
ITEM 4.   Mine Safety Disclosures                                           11

PART II

ITEM 5.   Market For Registrant's Common Equity, Related Stockholder
          Matters And Issuer Purchases Of Equity Securities                 11
ITEM 6.   Selected Financial Data                                           11
ITEM 7.   Management's Discussion And Analysis Of Financial Condition
          and Results Of Operations                                         11
ITEM 7A   Quantitative And Qualitative Disclosures About Market Risk        12
ITEM 8.   Financial Statements And Supplementary Data                       12
ITEM 9.   Changes In And Disagreements With Accountants On Accounting
          and Financial Disclosure                                          13
ITEM 9A.  Controls And Procedures (ITEM 9A(T))                              13
ITEM 9B.  Other Information                                                 14

PART III
ITEM 10.  Directors, Executive Officers And Corporate Governance            14
ITEM 11.  Executive Compensation                                            16
ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management
          and Related Stockholder Matters                                   17
ITEM 13.  Certain Relationships And Related Transactions, and Director
          Independence                                                      18
ITEM 14.  Principal Accounting Fees And Services                            18

PART IV
ITEM 15.  Exhibits, Financial Statements Schedules                          19

SIGNATURES                                                                  20

                                     PART I

ITEM 1. BUSINESS

GENERAL

We were incorporated on July 12, 2010 under the laws of the state of Nevada. Our principal offices are located at 9 NOF Commercial Centre Industrial Park, Old Mallow Rd, Cork City, Ireland. Our telephone number is 353-86-704-4784. We intend to provide web-based services in that focus around our website that will operate as a link for employers in and individuals seeking employment in the UK and Ireland.

We have not implemented our business plan as of this date. We have focused our limited managerial and financial capacity almost entirely on the efforts needed to undertake an ongoing S-1 offering. If the Offering is successful, we intend to seek sponsorship from a FINRA-registered broker-dealer and apply for quotation on the OTC Bulletin Board. In order to be quoted on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There is no assurance that such an application will be filed. Even if we do obtain sponsorship of a market maker there is no guarantee that an application will be filed or our stock will become quoted or a market for our common stock will develop.

We intend to differentiate ourselves from our competition by taking advantage of social media tools both to spread awareness and to create user friendly applications (i.e. allow job seekers to get updates via Tweets for new jobs in given fields and locations, share jobs with friends or recommend a friend to an employer on Facebook). We also intend to create an interface to allow for employers and job seekers to conduct interviews via video conferencing and applications for popular mobile devices. We believe this to be an area that will allow us to offer additional services in the future and create new revenue streams.

PRO FORMA EXPENSE AND REVENUE BUDGET (ALL COSTS HAVE BEEN CONVERTED TO US DOLLARS OUR REPORTING CURRENCY)

Before any revenue is generated the company will require additional capital which we intend to raise through an equity financing and the filing of an additional registration statement. We will realize no proceeds from the present registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. We intend to concentrate all our efforts on raising capital during this period.

We cannot commence our plan of operations even if this registration statement goes effective because we will not receive any proceeds from the sale of shares. We can only commence operations if we raise cash through the future sale of shares. We will require additional financing of $185,000 in order to proceed with our full business plan for a full year. We plan to sell additional common shares in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We also may receive loans from our officers and directors. We currently do not have any arrangements in place for obtaining director loans and there is no assurance that we will be successful in completing any equity financing.

If we are successful in raising capital we intend on carrying out our plan of operations.

CAPITAL EXPENSES

Major budgeted expenses include the following:

Secondary Offering: $20,000
Initial Website Development: $20,000
Video Conferencing and Apps: $20,000
Marketing and Related: $60,000
General and Administrative: $65,000

Total Estimated Capital Expenses: $185,000

VARIABLE EXPENSES

The primary variable cost will be web-based consulting services. Our Capital Expenses include an initial website creation cost. However as we increase the number of clients we will require additional technical services to make revisions and updates to the corporate website.

GENERAL AND ADMINISTRATIVE AND OVERHEAD

Audit: $15,000
Legal: $8,000
Filing fees: $2,000
Salaries: $40,000

Total Estimated Corporate Overhead Expenses: $65,000

REVENUES

Revenues will be based on the amount of clients we are able to provide our services to and the amount of user traffic we are able to drive to our site.

EMPLOYERS:

Our prices will range from $50 - $250 per month and will be dependent on the amount of content and visibility provided for the offer of employment. A simple job posting with less than 200 words and no highlighting of the title will run at a flat rate of $50 per month. If the employer wishes to increase visibility by highlighting the posting or having additional words and/or images, prices will increase accordingly.

Our breakeven point for clients with an average price of $100 per month is 155 employer postings on a monthly basis.

BANNER ADVERTISEMENTS:

The price we are able to charge for banner advertisements will depend on user traffic and if our business model is successful will increase over time. We intend to market 3 separate spots on our homepage initially: one large banner ($300 per month) and two smaller banners ($100 per month) for an additional $500 per month. Management intends to increase traffic and resulting price of banner advertisements through marketing efforts.

MARKET

Our market is dual focused. Our revenues will come primarily from employers who are seeking suitable candidates for positions within firms. An equally important market for our business model is awareness and traffic from job seekers of all categories (unemployed, students, people seeking new careers and people seeking second jobs). The sizes of both the aforementioned markets are immense when considering the entirety of the United Kingdom and Ireland.

Gaining market share of both employers and job seekers from current competition will be the primary focus of our marketing strategy and management efforts for the initial year of operations.

COMPETITION

Our primary competitors in the online job placement and requirement space are listed below:

http://www.loadzajobs.ie/
http://www.recruitireland.com/
http://www.jobs.ie/hr_recruitment_jobs.aspx
http://www.irishjobs.ie/

MARKETING

Goff Corp will use all the standard web-based company marketing methods used including Search Engine Optimization, a user-friendly website and multiple domain names. In addition we intend to set up booths at universities, community colleges, job fairs, and high-schools. We will not only create awareness for our website but market our advantages over our competitors (social media/video conferencing/Apps).

An agreement has been signed with Park Management Company Ltd. (See exhibit 10.1). In this agreement, Park Management Company has agreed to use the services of Goff Corp in order to source future employees. An initial fee of $150, as well as additional success fees, is included in the agreement. This agreement will not take effect until such a time Goff Corp is operational.

EMPLOYEES

We are a development stage company and currently have no employees, other than our two officers and directors. We intend to hire additional employees as required in the future.

GOVERNMENT REGULATIONS

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business. We do not believe that government regulation will have a material impact on the way we conduct our business in the UK or Ireland.

OFFICES

Our principal offices are located 9 NOF Commercial Centre Industrial Park, Old Mallow Rd, Cork City, Ireland.. Our telephone number is 353-86-704-4784. The current office space is being loaned to us free of charge by our Director, Patrick Corkery. We do not pay any rent and there is no agreement to pay any rent in the future. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

WE INTEND TO ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock, par value $0.001 per share, of which 11,440,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

At June 30, 2012, we had cash on hand of $1,565, and we had accumulated a deficit of $33,093 in business development expenses. The estimated costs associated with this offering are approximately $15,000 leaving us with post-offering cash liability of $13,435 as of June 30, 2012. The current burn rate is the cost associated with costs of being a reporting issuer and is projected to increase substantially once operations begin.

We anticipate that additional funding will be needed for general administrative expenses and marketing costs. We intend to raise the required funds through an equity placement by filing a secondary registration statement. We will realize no proceeds from the present registration statement and may have difficulties in raising additional funds due to the creation of a secondary market of shares for sale. However, there is no guarantee that we will be able to raise the required cash and because of this our business may fail. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon demand generated from potential clients but initial projections are discussed in the Plan of Operations.

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our sole director.

BECAUSE OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

 Our two officers and directors GaryO'Flynn and Patrick Corkery will only be devoting limited time to our operations. Patrick will be handling most of the company's day to day operations and intends to devote 10 hours of his week to our business affairs until such a time when a salary can be drawn. Gary O'Flynn will be available on an as needed basis until full operations begin. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to them. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

BECAUSE WE HAVE ONLY TWO OFFICERS AND DIRECTORS WHO HAVE NO FORMAL TRAINING IN JOB PLACEMENT SERVICES OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our two officers Gary O'Flynn and Patrick Corkery do not have experience in the field of job placement services. Because of this lack of experience there is a risk that some of the strategic or operational factors needed to achieve self-sustaining levels of revenues may be overlooked. If we are unable to reach our projected break-even level of clients our business could fail or require additional financing beyond our current budget.

BECAUSE WE HAVE ONLY TWO OFFICERS AND DIRECTORS WHO HAVE NO FORMAL TRAINING IN FINANCIAL ACCOUNTING AND MANAGEMENT, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

We have only two officers and directors. Both have no formal training in financial accounting and management; however, they are responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause an investor to lose their investment. Gary and Patrick's lack of training in financial accounting and management my result in a material misstatement of the Company's financial statements. In addition due to the Company's lack of accounting personnel we may be unsuccessful in maintaining effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements of our financial statements.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We will be incurring losses until we build a break-even level of revenue. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We will require additional funds in order to provide proper service to our potential clients. At this time, we cannot assure investors that we will be able to obtain financing. If we are unable to raise needed financing, we will have to delay or abandon further consulting efforts. If we cannot raise financing to meet our obligations, we will be insolvent and will be forced to cease our business operations.

BECAUSE OUR OFFICERS AND DIRECTORS OWN 38% OF OUR ISSUED AND OUTSTANDING COMMON STOCK, THEY CAN MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our officers and directors, Gary O'Flynn and Patrick Corkery, own approximately 36% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our officers and directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

THE AMOUNT OF SHARES TO BE SOLD THROUGH THIS OFFERING MAY MAKE IT DIFFICULT TO MAKE A SUCCESSFUL OFFERING OF OUR SECURITIES IN THE NEAR FUTURE.

Our selling shareholders are offering a significant percentage (64%) of our outstanding shares through this registration statement. As such, it may be difficult to make a successful offering of our securities to raise capital in the near future.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS NON-U.S. RESIDENT OFFICERS AND DIRECTORS.

We are organized under the laws of State of Nevada, but our officers and directors are non-U.S. residents. Consequently, it may be difficult for investors to affect service of process on Gary O'Flynn and Patrick Corkery in the United States and to enforce in the United States judgments obtained in United States courts against Mr. O'Flynn based on the civil liability provisions of the United States securities laws. Since our assets will be located in Ireland and other non-US countries it may be difficult or impossible for U.S. investors to collect a judgment against us. In addition, any judgment obtained in the United States against us may not be enforceable in the United States.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We plan to apply for listing of our common stock on the over the counter bulletin board upon the effectiveness of this registration statement, of which this prospectus forms a part. However, we can provide investors with no assurance that our shares will be quoted on the bulletin board or, if quoted, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES OF COMMON STOCK ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND THE TRADING MARKET IN OUR SECURITIES WILL BE LIMITED, WHICH WILL MAKE TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SHAREHOLDERS.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of investors' shares.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, a return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock

WE HAVE NO EXPERIENCE AS A PUBLIC COMPANY.

We have never operated as a public company. We have no experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

As a public company we will incur additional costs including but not limited to the following: Audit, Legal, Prospectus printing and drafting, SEC fees, Market Maker, Transfer Agent, and EDGAR filing fees. These costs are expected to run between $15,000 and $35,000 per year.

WE DO NOT INTEND TO REGISTER A CLASS OF SECURITIES UNDER SECTION 12 OF THE EXCHANGE ACT, AND AS SUCH, WE WILL ONLY BE SUBJECT TO LIMITED REPORTING REQUIREMENTS PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT.

We do not intend to register a class of securities under Section 12 of the Exchange Act. Therefore, we will only be subject to limited reporting requirements imposed by Section 15(d) of the Exchange Act. Specifically, in addition to the limited reporting requirements, we are not subject to the Proxy Rules outlined in Section 14 of the Exchange Act, the Section 16 short-swing profit provisions, or the tender offer rules under the Williams Act, nor shall our officers, directors and beneficial owners be required to report their beneficial ownership to the SEC pursuant to Section 16 of the Exchange Act. Pursuant to Section 15(d), we will be required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, once this Registration Statement is declared effective. Thus, investors will have access to less information about the Company and therefore bear a larger risk than if we were a fully reporting company.

IF WE HAVE LESS THAN 300 RECORD SHAREHOLDERS AT THE BEGINNING OF ANY FISCAL YEAR, OTHER THAN THE FISCAL YEAR WITHIN WHICH THIS REGISTRATION STATEMENT BECOMES EFFECTIVE, OUR REPORTING OBLIGATIONS UNDER SECTION 15(D) OF THE EXCHANGE ACT WILL BE SUSPENDED.

There is a significant risk that we will have less than 300 record shareholders at our next fiscal year end and at the conclusion of this offering. If we have less than 300 record shareholders, our reporting obligations under Section 15(d) of the Exchange Act will be suspended, and we would no longer be obligated to provide periodic reports following the Form 10-K for the fiscal year end immediately following this offering. Furthermore, if, at the beginning of any fiscal year, we have fewer than 300 record shareholders for the class of securities being registered under this Registration Statement, our reporting obligations under Section 15(d) of the Exchange Act will be automatically suspended for that fiscal year. If we were to cease reporting, you will not have access to updated information regarding the Company's business, financial condition and results of operation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located 9 NOF Commercial Centre Industrial Park, Old Mallow Rd, Cork City, Ireland. Our telephone number is 353-86-704-4784. The current office space is being loaned to us free of charge by our Director, Patrick Corkery. We do not pay any rent and there is no agreement to pay any rent in the future. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.

ITEM 3. LEGAL PROCEEDINGS

Since inception, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are not quoted on any exchange at present.

HOLDERS

We have 29 record holders of our common stock as of June 30, 2012.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion and development of our business.

EQUITY COMPENSATION PLAN INFORMATION

STOCK OPTION PLAN

The Company, at the current time, has no stock option plan or any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein.

We did not earn any revenues from our incorporation on July 12, 2010 to June 30, 2012. We incurred operating expenses in the amount of $33,093 for the period from our inception on July 12, 2010 through June 30, 2012. These operating expenses were comprised of incorporation costs, professional fees, website, bank service charges and other development costs.

As of June 30, 2012, our current assets were $1,565 and our liabilities were $6,308, which resulted in a working capital deficit of $4,743 As of June 30, 2012, current assets were comprised of $1,565 in cash, while liabilities were comprised of $3,825 director loan and $2,483 in accounts payable. Management believes the current cash position is not sufficient to complete our secondary offering and not enough cash to begin full operations. We will require additional capital in order to develop our website, begin marketing and initiate operations.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Child, Van Wagoner & Bradshaw, PLLC, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended June 30, 2012 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2012, our internal control over financial reporting was not effective.

b) Changes in Internal Control over Financial Reporting.

During the Fiscal Year ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

    Name             Age                         Position
    ----             ---                         --------

Gary O'Flynn         37       President, CEO, Executive Officer, Secretary and
                              Principal Accounting Officer and Director

Patrick Corkery      27       Director

GARY O'FLYNN

Since our inception on July 12, 2010, Gary O'Flynn has been our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer and a member of our board of directors. Mr. O'Flynn attended The Holy Trinity College in Cork, Ireland where he obtained a B.A in Commerce and an LLB. Since finishing University Mr. O'Flynn has qualified as a Solicitor in 2004 and a Qualified Financial Advisor (QFA) in 2007. For the past six years, Gary has operated his own firm, "Gary O'Flynn Solicitor," under which he offers advisory services that include life insurance, pensions and taxation advice. Gary has not been a member of the board of directors of any corporations during the last five years. He intends to devote approximately 25% of his business time to our affairs.

During the past ten years, Mr. O'Flynn has not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. O'Flynn was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. O'Flynn's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

PATRICK CORKERY

Since April 1, 2011, Patrick Corkery has been a member of our board of directors. Mr. Corkery attended the College of Cork where he obtained a Bachelor's of Arts Degree in history and politics in 2007. Since finishing his education Mr. Corkery worked as the UCC Marketing and Communications Coordinator from October 2007-January 2008. From February 2008-December 2009 Mr Corkery worked with MCM Security "MCM". While with MCM Mr. Corkery was responsible for security at the St. Michal's Hospital in Cork City. Currently, Patrick Corkery is employed as a Parliamentary Assistant where he is responsible for press release drafting, liaising with government departments and working with constituent issues. Patrick has not been a member of the board of directors of any corporations during the last five years. He intends to devote approximately 30% of his business time to our affairs.

During the past ten years, Mr. Corkery has not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Mr. Corkery was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Corkery's involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPENSATION OF DIRECTORS

We do not pay our Directors any fees in connection with their role as members of our Board. Directors are not paid for meetings attended at our corporate headquarters or for telephonic meetings. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company's annual meeting of Stockholders and serve for one year until the next annual Stockholders' meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company reimburses all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

FAMILY RELATIONSHIPS

There are no family relationships on the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal year ended June 30, 2012, the compensation awarded to, paid to, or earned by, our Officers and Directors whose total compensation was zero.





 Name and
 Principal                                             Stock        Option         All Other
 Position           Year   Salary(US$)  Bonus(US$)  Awards(US$)   Awards(US$)   Compensation(US$)   Total(US$)
 --------           ----   -----------  ----------  -----------   -----------   -----------------   ----------
Gary O'Flynn        2012        0           0            0            0                 0               0
President

Partrick Corkery    2012        0           0            0            0                 0               0
Secretary

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

None.

OPTION EXERCISES AND STOCK VESTED TABLE

None.

PENSION BENEFITS TABLE

None.

NONQUALIFIED DEFERRED COMPENSATION TABLE

None.

ALL OTHER COMPENSATION TABLE

None.

PERQUISITES TABLE

None.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

None.

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of June 30, 2012, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and
(iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

     Name and Address                    Number of             Percentage of
     Beneficial Owner [1]               Shares Owned             Ownership
     --------------------               ------------             ---------

     Gary O'Flynn                         4,000,000                 35%
     11 Hayfield Drive
     Old Post Office Road
     Whitechurch,
     Cork, Ireland

     Patrick Corkery                        350,000                  3%
     Apartment 1,
     14 James Street
     Cork, Ireland

----------
[1] The person named above may be deemed to be a "PARENT" and "PROMOTER" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Miss Gillis and Miss Bradshaw are the only "PROMOTERS" of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

There have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by Sadler, Gibb & Associates, LLC in 2012 and 2011.

                                          2012                2011
                                     Sadler, Gibb &      Sadler, Gibb &
                                     Associates, LLC     Associates, LLC
                                     ---------------     ---------------

         Audit Fees                      $8,000              $    0
         Audit-Related Fees (2)               0                   0
         Tax Fees (3)                         0                   0
         All Other Fees (4)                   0                   0
                                         ------              ------
         Total                           $8,000              $    0
                                         ======              ======

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2012 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by PCAOB Rule 3526, and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1  Articles of Incorporation (1)

3.2  By-laws (1)

31.1 Rule 13a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer (2)

31.2 Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer (2)

32.1 Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (2)

101  Interactive Data Files pursuant to Rule 405 of Regulation S-T. (2)

----------
(1) Incorporated by reference to the Form. S-1 filed with the Securities and Exchange Commission on July 9, 2010.
(2)  Filed herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Signatures                                  Title                                        Date
    ----------                                  -----                                        ----


By: /s/ Gary O'Flynn             President, Chief Executive Officer, Chief            September 28, 2012
   ----------------------------  Financial Officer, Treasurer, Chief Accounting
   Gary O'Flynn                  Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                                  Title                                        Date
    ----------                                  -----                                        ----


By: /s/ Gary O'Flynn             President, Chief Executive Officer, Chief            September 28, 2012
   ----------------------------  Financial Officer, Treasurer, Chief Accounting
   Gary O'Flynn                  Officer and Director



By: /s/ Patrick Corkery          Director                                             September 28, 2012
   ----------------------------
   Patrick Corkery

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    AUDIT REPORT OF INDEPENDEDNT ACCOUNTANTS
                                       AND
                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

                                   GOFF CORP.
                          (A Development Stage Company)
                                Table of Contents

                                                                            Page
                                                                            ----

Audit Report of Independent Accountants...................................  F-2

Balance Sheet - June 30, 2012 and 2011....................................  F-3

Statement of Operations for the years ended June 30, 2012
and 2011 and for the period from inception on July 12, 2010
through June 30, 2012.....................................................  F-4

Statements of Stockholders' Equity for the period from
inception on July 12, 2010 through June 30, 2012..........................  F-5

Statement of Cash Flows for the years ended June 30, 2012
and 2011 and for the period from inception on July 12, 2010
through June 30, 2012.....................................................  F-6

Notes to Financial Statements.............................................  F-7

                 [LETTERHEAD OF SADLER, GIBB & ASSOCIATES, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mobile Gaming International Corp.

We have audited the accompanying balance sheets of Mobile Gaming International Corp. ("the Company") as of June 30, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the cumulative period from July 12, 2010 (date of inception) through June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Gaming International Corp. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the cumulative period from July 12, 2010 (date of inception) through June 30, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended June 30, 2012 and for the cumulative period from July 12, 2010 (date of inception) through June 30, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Sadler, Gibb & Associates, LLC
----------------------------------------
Farmington, UT
September 27, 2012

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                June 30, 2012      June 30, 2011
                                                                -------------      -------------
ASSETS

Current Assets
  Cash and cash equivalents                                        $  1,565           $ 24,759
                                                                   --------           --------

TOTAL ASSETS                                                       $  1,565           $ 24,759
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  Current Liabilities
    Accounts payable                                               $  2,483           $     --
    Note payable - related party                                      3,825                825
                                                                   --------           --------

TOTAL LIABILITIES                                                     6,308                825
                                                                   --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   11,440,000 shares issued and outstanding                          11,440             11,440
  Paid in capital                                                    16,910             16,910
  Deficit accumulated during the development stage                  (33,093)            (4,416)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (4,743)            23,934
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  1,565           $ 24,759
                                                                   ========           ========


    The accompanying notes are an integral part of the financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                    Period from          Period from
                                                                   July 12, 2010        July 12, 2010
                                                                     (Date of             (Date of
                                           For the Year ended      Inception) to        Inception) to
                                              June 30, 2012        June 30, 2011        June 30, 2011
                                              -------------        -------------        -------------
EXPENSES
  Accounting and legal                         $     12,263         $         --         $     12,263
  Consulting                                          6,000                   --                6,000
  General and Administrative                         10,414                4,416               14,830
                                               ------------         ------------         ------------

NET LOSS FROM OPERATIONS BEFORE TAXES               (28,677)              (4,416)             (33,093)
                                               ------------         ------------         ------------

PROVISION FOR INCOME TAXES                               --                   --                   --
                                               ------------         ------------         ------------

NET LOSS                                       $    (28,677)        $     (4,416)        $    (33,093)
                                               ============         ============         ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING AND DILUTED                         11,440,000            6,074,590
                                               ------------         ------------

NET LOSS PER SHARE                             $      (0.00)        $      (0.00)
                                               ============         ============


    The accompanying notes are an integral part of the financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Common Stock          Additional
                                      ---------------------      Paid in    Accumulated
                                      Shares         Amount      Capital      Deficit       Total
                                      ------         ------      -------      -------       -----
Inception, July 12, 2010                    --      $    --      $    --     $     --      $     --

Common stock issued for cash
 between $0.01 and 0.001            11,440,000       11,440       16,910           --        28,350

Net loss for the period ended
 June 30, 2011                              --           --           --       (4,416)       (4,416)
                                    ----------      -------      -------     --------      --------

Balance, June 30, 2011              11,440,000       11,440       16,910       (4,416)       23,934

Net loss for the period ended
 June 30, 2012                              --           --           --      (28,677)      (28,677)
                                    ----------      -------      -------     --------      --------

Balance, June 30, 2012              11,440,000      $11,440      $16,910     $(33,093)     $ (4,743)
                                    ==========      =======      =======     ========      ========


    The accompanying notes are an integral part of the financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                              Period from          Period from
                                                                             July 12, 2010        July 12, 2010
                                                                               (Date of             (Date of
                                                     For the Year ended      Inception) to        Inception) to
                                                        June 30, 2012        June 30, 2011        June 30, 2011
                                                        -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                 $(28,677)            $ (4,416)            $(33,093)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in Assets and Liabilities
    Accounts payable                                         2,483                   --                2,483
                                                          --------             --------             --------
Net Cash Used in Operating Activities                      (26,194)              (4,416)             (30,610)
                                                          --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related-party notes payable                  3,000                1,325                4,325
  Payments on related-party notes payable                       --                 (500)                (500)
  Proceeds from the sale of common stock                        --               28,350               28,350
                                                          --------             --------             --------
Net Cash Provided by Financing Activities                    3,000               29,175               32,175
                                                          --------             --------             --------

Net Increase (Decrease) in Cash and Cash Equivalents       (23,194)              24,759                1,565

Cash and Cash Equivalents - Beginning                       24,759                   --                   --
                                                          --------             --------             --------

Cash and Cash Equivalents - Ending                        $  1,565               24,759             $  1,565
                                                          ========             ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                  $     --             $     --             $     --
                                                          ========             ========             ========
  Cash paid for income taxes                              $     --             $     --             $     --
                                                          ========             ========             ========


    The accompanying notes are an integral part of the financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2012 AND 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS
GOFF CORP. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on July 12, 2010. The Company is in the development stage and it intends to create a website that will operate as a link for employers in and individuals seeking employment in the UK and Ireland. The Company intends to differentiate from ther competition by taking advantage of social media tools both to spread awareness and to create user friendly applications (i.e. allow job seekers to get updates via Tweets for new jobs in given fields and locations, share jobs with friends or recommend a friend to an employer on Facebook). The Company also intends to create an interface to allow for employers and job seekers to conduct interviews via video conferencing and applications for popular mobile devices.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, July 12, 2010 through June 30, 2012 the Company has accumulated losses of $33,093.

RECLASSIFICATION
Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

ACCOUNTING BASIS
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a June 30 fiscal year end.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of cash, accounts payable and notes payable approximate their fair value due to the short period of these instruments.

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2012 AND 2011


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

INCOME TAXES
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

LOSS PER COMMON SHARE
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

STOCK-BASED COMPENSATION
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of June 30, 2012, the Company has not issued any stock-based payments to its employees.

FOREIGN CURRENCY TRANSLATION
The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 12, 2010 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2012 AND 2011


NOTE 2 - CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

In December of 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $4,000.

In December of 2010 through January of 2011, the Company issued 7,150,000 shares of common stock at a price of $0.003 per share for total cash proceeds of $21,450.

In January through April of 2011, the Company issued 290,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $2,900.

The Company has 11,440,000 shares of common stock issued and outstanding as of June 30, 2012.

NOTE 3 - NOTE PAYABLE - RELATED PARTY

As at June 30, 2011, the Company owed $825 to related parties. During the year ended June 30, 2012, the Company borrowed an additional $3,000 in cash, leaving an outstanding balance due to related parties of $3,825 at June 30, 2012. All loans are non-interest bearing, unsecured and due upon demand.

NOTE 4 - INCOME TAXES

For the period ended June 30, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $30,700 at June 30, 2012, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                                      From
                                               Year ended         Inception to
                                              June 30, 2012      June 30, 2011
                                              -------------      -------------

Income tax expense at statutory rate            $ (9,750)          $ (1,722)
Valuation allowance                                9,750              1,722
                                                --------           --------
Income tax expense per books                    $     --           $     --
                                                ========           ========

Net deferred tax assets consist of the following components as of:

                                              June 30, 2012      June 30, 2011
                                              -------------      -------------

NOL Carryover                                   $ 11,252           $  1,722
Valuation allowance                              (11,252)            (1,722)
                                                --------           --------
Net deferred tax asset                          $     --           $     --
                                                ========           ========

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2012 AND 2011


NOTE 4 - INCOME TAXES (CONTINUED)

The Company accounts for income taxes in accordance with ASC Topic No. 740, "Income Taxes." This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

The Company has no tax positions at June 30, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended June 30, 2012 and 2011, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2012 and 2011. All tax years starting with 2011 are open for examination.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred losses of $33,093 since its inception and has not yet produced revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company's ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.