Form 10-Q
period 2012-09-30
GOFF, CORP
filed 2012-11-14
CIK 1528188

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

                         Commission File No. 333-176509


                                    GOFF CORP
                       (Name of registrant in its charter)

            Nevada                                              27-3129919
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

                    9 NOF Commercial Centre Industrial Park,
                        Old Mallow Rd, Cork City, Ireland
                                  087-154-7690
                    (Address of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                Outstanding as of September 30, 2012
       -----                                ------------------------------------
Common Stock, $0.001                                   11,440,000

                                    GOFF CORP

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1   Financial Statements                                                  3

         Condensed Balance Sheets (unaudited)                                  3
         Condensed Statements of Operations (unaudited)                        4
         Condensed Statements of Cash Flows (unaudited)                        5
         Notes to unaudited Condensed Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

Item 4.  Controls and Procedures                                              11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Mine Safety Disclosures                                              12

Item 5.  Other Information                                                    12

Item 6.  Exhibits                                                             12

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                  September 30,        June 30,
                                                                      2012               2012
                                                                    --------           --------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    147           $  1,565
                                                                    --------           --------

TOTAL ASSETS                                                        $    147           $  1,565
                                                                    ========           ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
  Accounts Payable                                                  $  1,523           $  2,483
  Accrued expenses                                                       700                 --
  Note payable - related party                                         6,825              3,825
                                                                    --------           --------
TOTAL LIABILITIES                                                      9,048              6,308
                                                                    --------           --------
STOCKHOLDERS' DEFICIT
  Common stock, par $0.001, 75,000,000 shares authorized,
   11,440,000 shares issued and outstanding                           11,440             11,440
  Paid in capital                                                     16,910             16,910
  Deficit accumulated during the development stage                   (37,251)           (33,093)
                                                                    --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                           (8,901)            (4,743)
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    147           $  1,565
                                                                    ========           ========


               The accompanying notes are an integral part of the
                        condensed financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    Period from
                                                                                   July 12, 2010
                                             Three Months        Three Months    (Date of Inception)
                                                ended               ended                to
                                             September 30,       September 30,      September 30,
                                                 2012                2011               2012
                                             ------------        ------------       ------------
REVENUE                                      $         --        $         --       $         --

OPERATING EXPENSES
  Accounting & legal                                1,663                  --             13,926
  Consulting fees                                     635                  --              6,635
  General & administrative expenses                 1,860               4,941             16,690
                                             ------------        ------------       ------------

LOSS FROM OPERATIONS                               (4,158)             (4,941)           (37,251)
OTHER EXPENSES                                         --                  --                 --
                                             ------------        ------------       ------------

NET LOSS BEFORE INCOME TAXES                       (4,158)             (4,941)           (37,251)
PROVISION FOR INCOME TAXES                             --                  --                 --
                                             ------------        ------------       ------------

NET LOSS                                     $     (4,158)       $     (4,941)      $    (37,251)
                                             ============        ============       ============
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                  11,440,000          11,440,000
                                             ------------        ------------

NET LOSS PER SHARE                           $      (0.00)       $      (0.00)
                                             ------------        ------------


               The accompanying notes are an integral part of the
                        condensed financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Period from
                                                                                                  July 12, 2010
                                                            Three Months       Three Months     (Date of Inception)
                                                               ended              ended                 to
                                                            September 30,      September 30,       September 30,
                                                                2012               2011                2012
                                                              --------           --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                     $ (4,158)          $ (9,357)           $(37,251)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities
  Changes in Assets and Liabilities
    Accounts payable                                              (960)                --               1,523
    Accrued expenses                                               700                 --                 700
                                                              --------           --------            --------
           NET CASH USED IN OPERATING ACTIVITIES                (4,418)            (9,358)            (35,028)
                                                              --------           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     3,000                825               6,825
  Proceeds from the sale of common stock                            --             28,350              28,350
                                                              --------           --------            --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             3,000             29,175              35,175
                                                              --------           --------            --------
Net Increase (Decrease) in Cash and Cash Equivalents            (1,418)            19,817                 147
Cash and Cash Equivalents - Beginning                            1,565                 --                  --
                                                              --------           --------            --------

CASH AND CASH EQUIVALENTS - ENDING                            $    147           $ 19,817            $    147
                                                              ========           ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                      $     --           $     --            $     --
                                                              ========           ========            ========
  Cash paid for income taxes                                  $     --           $     --            $     --
                                                              ========           ========            ========


               The accompanying notes are an integral part of the
                        condensed financial statements.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                  (UNAUDITED)


1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011audited financial statements. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $37,251 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the financing necessary to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

e) Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

f) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

                                   GOFF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                   FOOTNOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2012
                                  (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h) Basic and Diluted Net Loss per Share
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

i) Fiscal Periods
The Company's fiscal year end is June 30.

3. CAPITAL STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share. In December of 2010, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $4,000.

In December and January of 2011, the Company issued 7,150,000 shares of common stock at a price of $0.003 per share for total cash proceeds of $21,450.

In January through April of 2011, the Company issued 290,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $2,900.

During the period July 12, 2010 (inception) to June 30, 2012, the Company sold a total of 11,440,000 shares of common stock for total cash proceeds of $28,350.

6. SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

                           FORWARD-LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated under the name Goff Corp in the State of Nevada on July 12, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

We have not implemented our business plan as of this date. We have focused our limited managerial and financial capacity almost entirely on fundraising efforts. We obtained quotation on the OTC Bulletin Board in November of 2011, however we require additional funds to begin operations. The Company is currently seeking sources of financing as well as looking at strategic alternatives.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to GOFF CORP

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of September, 2012 we have no revenues, have minimal assets and have incurred losses since inception.

We were incorporated on July 12, 2010 under the laws of the state of Nevada. Our principal offices are located at 9 NOF Commercial Centre Industrial Park, Old Mallow Rd, Cork City, Ireland. Our telephone number is087-154-7690. We intend to provide web-based services in that focus around our website that will operate as a link for employers in and individuals seeking employment in the UK and Ireland.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND THE PERIOD FROM INCEPTION (JULY 12, 2010) TO SEPTEMBER 30, 2012.

Our net loss for the Three-months ended September 30, 2012 was approximately ($4,158) compared to the three-months ended September 30, 2011 which was approximately ($4,941) compared to a net loss of ($37,251) during the period from inception (July 12, 2010) to September 30, 2012.During the Three-months ended September 30, 2012 and 2010, we did not generate any revenue.

During the Three-months ended September 30, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $4,158 compared to $4,941 during the three-months ended September 30, 2012 and $9,357 during the period from inception (July 12, 2010) to September 30, 2012. General and administrative expenses incurred during the Three-month period ended September 30, 2012 and 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss during the Three-months ended September 30, 2012 was ($4,158) or ($0.00) per share compared to a net loss during the Three-months ended September 30, 2011 of ($4,941) or ($0.00) per share. The weighted average number of shares outstanding was 11,440,000 for the Three-month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2012

As at the Three-months ended September 30, 2012, our current assets were $147 and our total liabilities were $9,048, which resulted in a working capital of ($8,901). As at the Three-months ended September 30, 2012, current assets were comprised of $147 in cash compared to $1,565 in current assets at June 30, 2012. At the Three-months ended September 30, 2012, current liabilities were comprised of $6,825 in advances from director $2,223 in accounts payable/accrued expenses compared to the three month period ended September 30, 2011 when current liabilities were comprised of $825 in advances from director.

Stockholders' equity decreased from $4,743 as of June 30, 2012 to ($8,901) as of September 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the Three-month period ended September 30, 2012, net cash flows used in operating activities was ($4,158)consisting completely of a net loss of ($4,158). For the Three-month period ended September 30, 2011, net cash flows used in operating activities was ($4,941) consisting completely of a net loss of ($4,941). Net cash flows used in operating activities was ($37,251) for the period from inception (July 12, 2010) to September 30, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the Three-months ended September 30, 2012, we generated $3,000 net cash from financing activities. For the period from inception (July 12, 2010) to September 30, 2012, net cash provided by financing activities was $35,175 received from sale of common stock and advances from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (July 12, 2010) to September 30, 2012, Gary O'Flynn our Chief Executive Officer and a director, advanced us $6,825. The advances are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our June 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 11, 2011, our registration statement on Form S-1 became effective. 7,090,000 common shares were registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101*     Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* To be provided by amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOFF CORP
Dated: November 14, 2012

                                        By: /s/ Gary O'Flynn
                                            ------------------------------------
                                            Gary O'Flynn
                                            President, Chief Financial Officer,
                                            Secretary, Treasurer, Director