Form 10-Q
period 2012-12-31
GOFF, CORP
filed 2013-02-20
CIK 1528188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission File Number 333-176509


                                   GOFF, CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                              27-3129919
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

9 NOF Commercial Centre Industrial Park, Old Mallow Rd,
               Cork City, Ireland                                  N/A
     (Address of principal executive offices)                   (Zip Code)

                                  087-154-7690
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 286,000,000 common shares issued and outstanding as of February 14, 2012.

                                   GOFF, CORP.

                                    FORM 10-Q

PART I - FINANCIAL INFORMATION                                                 3

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk            11

Item 4. Controls And Procedures                                               11

PART II - OTHER INFORMATION                                                   12

Item 1. Legal Proceedings                                                     12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Mine Safety Disclosures                                               12

Item 5. Other Information                                                     12

Item 6. Exhibits                                                              13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and six month periods ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                                   GOFF, CORP.
                          (A Development Stage Company)

                         Condensed Financial Statements

                For the Periods Ended December 31, 2012 and 2011

                                   (unaudited)

Condensed Balance Sheets...................................................... 4

Condensed Statements of Operations............................................ 5

Condensed Statements of Cash Flows............................................ 6

Notes to the Condensed Financial Statements .................................. 7

Goff, Corp.
(A Development Stage Company)
Condensed Balance Sheets
(Expressed in US dollars)

                                                                          December 31,         June 30,
                                                                              2012               2012
                                                                            --------           --------
                                                                               $                  $
                                                                           (unaudited)
ASSETS
  Cash                                                                         5,653              1,565
                                                                            --------           --------

TOTAL ASSETS                                                                   5,653              1,565
                                                                            ========           ========

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                       750              2,483
  Note payable - related party (Note 4)                                       24,814              3,825
                                                                            --------           --------
TOTAL LIABILITIES                                                             25,564              6,308
                                                                            --------           --------

STOCKHOLDERS' DEFICIT
  Common Stock, 1,875,000,000 shares authorized, $0.001 par value;
   286,000,000 shares issued and outstanding                                 286,000            286,000
  Additional paid-in capital                                                (257,650)          (257,650)
  Accumulated deficit during the development stage                           (48,261)           (33,093)
                                                                            --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                                  (19,911)            (4,743)
                                                                            --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    5,653              1,565
                                                                            ========           ========


              (The accompanying notes are an integral part of these
                        condensed financial statements)

Goff, Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

                                                                                                           Accumulated from
                                         For the           For the           For the           For the       July 12, 2010
                                       Three Months      Three Months       Six Months        Six Months       (date of
                                          ended             ended             ended             ended        inception) to
                                       December 31,      December 31,      December 31,      December 31,     December 31,
                                           2012              2011              2012              2011             2012
                                       ------------      ------------      ------------      ------------     ------------
                                            $                 $                 $                 $                 $
REVENUES                                         --                --                --                --               --
                                       ------------      ------------      ------------      ------------     ------------
OPERATING EXPENSES
  Consulting fees                             3,300             6,000             3,935             6,000            9,935
  General and administrative                  2,817             4,951             4,677             4,867           19,507
  Professional fees                           4,893             3,600             6,556             8,100           18,819
                                       ------------      ------------      ------------      ------------     ------------
TOTAL OPERATING EXPENSES                     11,010            14,551            15,168            18,967           48,261
                                       ------------      ------------      ------------      ------------     ------------

NET LOSS                                    (11,010)          (14,551)          (15,168)          (18,967)         (48,261)
                                       ============      ============      ============      ============     ============
NET LOSS PER SHARE
 - BASIC AND DILUTED                             --                --                --                --
                                       ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
 - BASIC AND DILUTED                    286,000,000       286,000,000       286,000,000       286,000,000
                                       ============      ============      ============      ============


              (The accompanying notes are an integral part of these
                        condensed financial statements)

Goff, Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

                                                                                                          Accumulated from
                                                                        For the            For the          July 12, 2010
                                                                       six months         six months          (date of
                                                                         ended              ended           inception) to
                                                                      December 31,       December 31,        December 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
                                                                           $                  $                   $
OPERATING ACTIVITIES
  Net loss for the period                                                (15,168)           (18,967)           (48,261)
  Adjustments to reconcile net loss to net cash
   from operating activities
     Expenses paid on behalf of the company by a related party             3,184                 --              3,184
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                             (1,733)                --                750
     Prepaid expenses                                                         --                (70)                --
                                                                        --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                                    (13,717)           (19,037)           (44,327)
                                                                        --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from note payable - related party                              17,805                 --             22,130
  Repayments on note payable - related party                                  --                 --               (500)
  Proceeds from the sale of common stock                                      --                 --             28,350
                                                                        --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 17,805                 --             49,980
                                                                        --------           --------           --------
Increase (decrease) in Cash                                                4,088            (19,037)             5,653
Cash - Beginning of Period                                                 1,565             24,759                 --
                                                                        --------           --------           --------

CASH - END OF PERIOD                                                       5,653              5,722              5,653
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                               --                 --                 --
                                                                        ========           ========           ========
  Income tax paid                                                             --                 --                 --
                                                                        ========           ========           ========

              (The accompanying notes are an integral part of these
                        condensed financial statements)

Goff, Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)


1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

     Goff, Corp. (the "Company") was incorporated in the State of Nevada on July 12, 2010. The Company is a development stage company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, DEVELOPMENT STAGE ENTITIES.

     GOING CONCERN

     These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2012, the Company has not recognized any revenue, and has a working capital deficit of $19,911 and an accumulated deficit of $48,261. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company's future operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Interim Financial Statements

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars. The Company's fiscal year end is June 30.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements.

b) Use of Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Goff, Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c) Cash and cash equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31 and June 30, 2012, the Company did not have any cash equivalents.

d) Basic and Diluted Net Loss per Share

     The Company computes net loss per share in accordance with ASC 260, EARNINGS PER SHARE. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31 and June 30, 2012, the Company did not have any potentially dilutive shares.

e) Recent Accounting Pronouncements

     The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. COMMON STOCK

     On January 24, 2013, the Company effected a 25-to-1 forward stock split of its issued and outstanding shares. Refer to Note 5.

4. RELATED PARTY TRANSACTIONS

     As at December 31, 2012,  the Company owes $24,814 (June 30, 2012 - $3,825)
     to the President and Director of the Company, consisting of $3,184 paid on behalf of the company for general expenditures, and $17,805 in cash. The amount owing is unsecured, non-interest bearing, and due on demand.

5. SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2012 with the exception of the following:

     a) On January 24, 2013, the Company increased its authorized capital from 75,000,000 common shares to 1,875,000,000 common shares with no change par value. The Company also effected a 25-to-1 forward stock split of its issued and outstanding shares. As a result, the issued and outstanding common shares increased from 11,440,000 shares to 286,000,000 shares. All share and per share information has been retroactively adjusted to reflect the forward stock split.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

     In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references "common shares" refer to the common shares in our capital stock.

     As used in this quarterly report, the terms "we", "us", "our" and "our company", mean Goff, Corp., unless otherwise indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

WORKING CAPITAL
                                                    December 31,     June 30,
                                                       2012            2012
                                                     --------        --------
                                                         $               $
Current Assets                                          5,653           1,565
Current Liabilities                                    25,564           6,308
Working Capital (Deficit)                             (19,911)         (4,743)

CASH FLOWS
                                                    Six months      Six months
                                                      ended           ended
                                                    December 31,    December 31,
                                                       2012            2011
                                                     --------        --------
                                                        $                $
Cash Flows from (used in) Operating Activities        (13,717)        (19,037)
Cash Flows from (used in) Financing Activities         17,805              --
Net Increase (decrease) in Cash During Period           4,088         (19,037)

OPERATING REVENUES

     From our inception on July 12, 2010 to December 31, 2012, we did not have any operating revenues.

OPERATING EXPENSES AND NET LOSS

     During the six months ended December 31, 2012, our company incurred operating expenses of $15,168 compared with $18,967 for the six months ended December 31, 2011. The decrease in operating expenses were attributed to a decrease of $2,065 in consulting fees, $210 decrease in general and administrative expenses as our company had limited cash flow to incur day-to-day operation expenditures, and $1,544 decrease in professional fees for legal costs as our company incurred more expenditures in the prior year for the SEC registration process.

     For the six months ended December 31, 2012, our company incurred a net loss of $15,168 or $nil loss per share compared with a net loss of $18,967 or $nil loss per share for the six months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2012, our company had a cash balance and total assets of $5,653 compared with cash balance and total assets of $1,565 as at June 30, 2012. The increase in cash and total assets were attributed to receipt of $20,989 in advances from director, of which a portion of the proceeds remained unused.

     As at December 31, 2012, our company had total liabilities of $25,564 compared with $6,308 as at June 30, 2012. The increase was attributed to a decrease of $1,733 in accounts payable and accrued liabilities offset by the $20,989 increase in advances from director.

     As at December 31, 2012, our company had a working capital deficit of $19,911 compared with a working capital deficit of $4,743 as at June 30, 2012. The increase in working capital deficit was attributed to proceeds received from financing activities.

CASH FLOW FROM OPERATING ACTIVITIES

     During the six months ended December 31, 2012, our company used $13,717 of cash for operating activities compared with the use of $19,037 during the six months ended December 31, 2011. The decrease in the use of cash for operating activities was due to the fact that our company only had limited amounts of cash during the current period.

CASH FLOW FROM FINANCING ACTIVITIES

     During the six months ended December 31, 2012, our company received $20,989 from advances from director compared with no financing activities during the comparative period ended December 31, 2011.

GOING CONCERN

     We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

FUTURE FINANCINGS

     We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

     We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

     As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL

     During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number                            Description
------                            -----------
(3)           ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 26, 2011)

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 26, 2011)

3.3 Certificate of Change dated January 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 25,
              2013)

(10)          MATERIAL CONTRACTS

10.1 Recruitment Services Agreement between our company and Park Management Company dated August 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2011)

(31)          RULE 13A-14(A)/15D-14(A) CERTIFICATION

31.1* Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)          SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**         INTERACTIVE DATA FILES

101.INS       XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema Document
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document
101.LAB       XBRL Taxonomy Extension Label Linkbase Document
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of
     Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOFF, CORP.


Dated: February 20, 2013               By: /s/ Gary O'Flynn
                                           -------------------------------------
                                           Gary O'Flynn
                                           President, Chief Financial Officer,
                                           Secretary, Treasurer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)