Form 10-Q
period 2021-12-31
GOFF, CORP
filed 2022-02-04
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-1528188

Goff Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-3129919
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3535 Executive Terminal Drive

Henderson, NV 89052

(Address of principal executive offices)

(702) 840-4433

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001	GOFF	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 1, 2022, there were 228,250,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to continue as a going concern;

●	our operating expenses exceed our revenues and will likely continue to do so for the foreseeable future;

●	our ability to obtain additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons;

●	competition;

●	general economic conditions and events and the impact they may have on us; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Goff Corp.” “we,” “us,” “our” and the “Company” refer collectively to Goff Corp. and its subsidiaries.

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GOFF CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	20,220	-
Accounts payable – non-related parties	19,954	-
Note payable – former officer	-	-
Total current liabilities	129,304	89,130

TOTAL LIABILITIES	129,304	89,130

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 10,000,000 and 5,000,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	10,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 228,250,000 and 227,250,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	228,250	227,250
Additional paid in capital	19,974,300	-
Accumulated deficit	(20,341,854)	(321,380)
Total stockholders’ deficit	(129,304)	(89,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	20,014,352	-
General and administrative	6,122	-
Total operating expenses	20,020,474	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(20,020,474)	-

OTHER INCOME (EXPENSE):
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(20,020,474)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(20,020,474)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.0879)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	227,635,870	227,250,000

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	19,890,000	-
General and administrative	-	-
Total operating expenses	19,890,000	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(19,890,000)	-

OTHER INCOME (EXPENSE):
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(19,890,000)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(19,890,000)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.0872)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	228,021,739	227,250,000

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Cash flows from operating activities:
Net loss	$(20,020,474)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Consulting fees for preferred stock issued	19,930,300	-
Changes in assets and liabilities
Prepaid expenses	-	-
Accounts payable - officer	20,220	-
Accounts payable – non-related parties	19,954	-
Accounts payable and accrued expenses – related party	-	-
Net cash provided by (used in) operating activities	(50,000)	-

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	50,000	-
Net cash provided by financing activities	50,000	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 2020	5,000,000	$5,000	227,250,000	$227,225	$-	$(314,514)	$(82,264)
Net loss for the period		-		-	-	-	-

Balances at December 31, 2020	5,000,000	$5,000	227,250,000	$227,250	$-	$(314,514)	$(82,264)

Balances at June 30, 2021	5,000,000	$5,000	227,250,000	$227,250	$-	$(321,380)	$(89,130)

Issuance of preferred shares to officer for advances made to Company and for services rendered	300,000	300	-	-	100,000	-	100,300

Net loss for the period	-	-	-	-	-	(130,474)	(130,474)

Balances at September 30, 2021	5,300,000	5,300	227,250,000	227,250	100,000	(451,854)	(119,304)
Issuance of common and preferred shares to officer for services rendered	4,700,000	4,700	1,000,000	1,000	19,874,300	-	19,880,000

Net loss for the period	-	-	-	-	-	(19,890,000)	(19,890,000)

Balances at December 31, 2021	10,000,000	$10,000	228,250,000	$228,250	$19,974,300	$(20,341,854)	$(129,304)

See notes to consolidated financial statements.

GOFF CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2021 AND 2020

NOTE 1- NATURE OF OPERATIONS

Nature of Operations

Goff Corp. (the “Company”) was incorporated in the State of Nevada on July 12, 2010. The Company was an exploration stage mining company, that engaged in exploration and mining of mineral properties. They focused on gold and silver production. Since 2013, the Company has been dormant and in June 2021, a new custodian took over and will focus his efforts on developing a strategy for this company moving forward, including identifying suitable targets for acquisition.

The Company had a subsidiary Golden Glory Resources, Inc. This entity was in the business of the aforementioned gold and silver production efforts. There has been no operations in this entity since 2013 until June 9, 2021 when custodianship was awarded to George Sharp.

On June 9, 2021, custodianship of the Company was awarded to George Sharp. By Order dated June 14, 2021, all liabilities other than George Sharp’s judgement have been discharged by the Nevada District Court, Clark County.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are presented as unaudited and in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company believes that these consolidated financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and cash flows for the periods presented.

The consolidated financial statements include the accounts of the Company as well as their wholly owned subsidiary, Golden Glory Resources, Inc. All inter-company transactions have been eliminated in consolidation.

The Company has a fiscal June 30 year end.

NOTE 3-STOCKHOLDERS’ DEFICIT

There have been no common or preferred stock transactions since 2013 until August 29, 2021 when the Company issued 300,000 shares of the authorized “blank check” preferred stock to George Sharp with 10,000 common votes for each share of preferred stock.

On October 22, 2021, the Company issued 1,000,000 common shares and 4,700,000 Series A Preferred shares to the CEO for services valued at $19,880,000.

All of the stock-based compensation was measured pursuant to ASC 718-10-50 at the fair value of the shares at the share price on the date of issuance.

The preferred shares convert to common at a ratio of 1 share of preferred stock converts to 30 shares of common stock.

There are no stock options or warrants granted during the periods ended December 31, 2021 and 2020 and none outstanding as of December 31, 2021 and 2020.

As of December 31, 2021, all 10,000,000 shares of Series A Preferred Stock that are authorized have been issued and 228,250,000 shares of common stock are issued and outstanding.

NOTE 4 – ACCOUNTS PAYABLE - OFFICER

The Company had a judgment filed against them on July 23, 2012 by George Sharp in the amount of $57,450. This complaint was filed in Superior Court of California, County of San Diego on December 22, 2015. The judgment amount added accrued interest of $28,049 on January 5, 2021 increasing the total liability to $85,499 and then the final judgement on June 9, 2021 was increased again by $3,631 to a final figure of $89,130. All other liabilities were canceled by the court.

The Company has incurred additional expenses in the six months ended December 31, 2021 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

NOTE 5 – NOTE PAYABLE – FORMER OFFICER

The Company has $24,814 in an unsecured, non-interest bearing note with a former officer. This amount was discharged by the court on June 9, 2021.

NOTE 6 – GOING CONCERN

The Company concluded that due to the change in management and revival of the entity, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

Management intends to identify potential merger candidates to provide operating revenues and profitability. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. Even though management believes this plan will allow the Company to continue as a going concern, there are no guarantees to the successful execution of this plan.

These financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

Impact of COVID-19

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations.

NOTE 7 – SUBSEQUENT EVENTS

On January 19, 2022, the Company registered with the Secretary of State in Nevada to change their name to Worldwide NFT Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

The “Company,” “we,” “us,” or “our,” are references to the business of Goff Corp., a Nevada corporation.

Corporation Information

We were incorporated on July 12, 2010 under the laws of the State of Nevada. We were never able to raise sufficient capital to engage in the business of providing web-based services to connect employers in and individuals seeking employment in the UK and Ireland. On February 26, 2013 our two founding officers and directors resigned and were replaced by Warwick Calasse who assumed the title of President, CEO, CFO, Secretary, Treasurer and sole member of our Board of Directors. We disclosed that on January 1, 2013 that we had entered into an Assignment Agreement with dated January 21, 2013 between Golden Glory Panama, as assignee, and Sertesaz Ltd. and C&ENER SA, the Colombian owners that owned 60% and 40% of the concession in return for shares of our common stock and cash payments through March 7, 2016 of over $3,000.000 comprised of payments for the option to purchase 100% of the mining concessions and mining development expenditures.

Our last financial report was a Form 10-Q filed February 20, 2013 for the quarter ended December 31, 2012.

On June 29, 2016, we filed a Form 15 with the Securities Exchange Commission (the “SEC”) to voluntarily effect the deregistration of our common stock. We were eligible to deregister by filing a Form 15 because we had fewer than 300 holders of record of our common stock. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, were immediately suspended.

On May 26, 2021, George Sharp was appointed as our Custodian by Order Granting Motion to (1) Intervene, (2) Remove Custodian, (3) Appoint George Sharp as Custodian, and (4) for Temporary Restraining Order and Preliminary Injunction on Order Shortening Time, Case No A-20-815182-B, Dept. No. XVI issued by the District Court of the State of Nevada in and for Clark County (the “Court Order”). Under his authority as Custodian, George Sharp appointed himself as the sole member of the Board and President, Secretary and Treasurer of the Company by resolutions of the registrant’s Board of Directors on May 26, 2021.

There have been no common or preferred stock transactions since 2013 until August 29, 2021 when the Company issued 300,000 shares of the authorized “blank check” preferred stock to George Sharp with 10,000 common votes for each share of preferred stock.

On October 22, 2021, the Company issued 1,000,000 common shares and 4,700,000 Series A Preferred shares to the CEO for services valued at $19,880,000.

The preferred shares convert to common at a ratio of 1 share of preferred stock converting to 30 shares of common stock.

All shares were measured pursuant to ASC 718-10-50 using the value of the share price on the date of issuance.

On November 23, 2021, our Form 10 became effective, and the Company became a reporting company.

.

On January 19, 2022, the Company registered with the Secretary of State in Nevada to change their name to Worldwide NFT Inc.

The Company is in process of identifying potential acquisition targets. There have been no definitive agreements executed as of the date of this report.

Our principal executive offices are located at 3535 Executive Terminal Drive, Henderson, NV 89052, and our telephone number is (702)-840-4433.

The Company’s accounting year end is June 30.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business or be acquired should such a reasonable opportunity arise.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. These estimates and assumptions have a significant impact on our financial statements. Actual results could differ materially from those estimates.

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Quarterly Report on Form 10-Q. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY ACT

The COVID-19 pandemic has not had a material impact on the Company, particularly due to our lack of operations. The pandemic may, however, have an impact on our ability to develop business. For example, our efforts will be threatened by government shutdowns, supply and labor issues and resulting economic downturns which the pandemic has historically caused. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, the industries in which we operate and plan to operate and the economy in general in light of the pandemic.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our June 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

We expect that our operating revenues, cost of revenues and operating expenses will greatly increase in the next fiscal year when we identify a potential acquisition target. Currently we only have nominal operating expenses to run the company and report to the Securities and Exchange Commission. We have identified ourselves as a shell company until such time a suitable business can be acquired, and we sustain operations.

For the Six Months Ended December 31, 2021 and 2020

In the six months ended December 31, 2021, we incurred professional fees of $20,014,352, of which $19,930,300 was the result of the valuation of the preferred and common shares issued to the CEO in August and October 2021.This is a non-cash expense. The remaining operating expenses for the six months ended December 31, 2021 were $90,174 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

We had no operating expenses for the comparative period in 2020.

For the Three Months Ended December 31, 2021 and 2020

In the three months ended December 31, 2021, we incurred professional fees of $19,890,000, of which $19,880,000 was the result of the valuation of the preferred and common shares issued to the CEO in October 2021.This is a non-cash expense. The remaining operating expenses for the three months ended December 31, 2021 were $10,000 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

We had no operating expenses for the comparative period in 2020.

Liquidity and Capital Resources

The Company in May 2021 was recently revived by the State of Nevada. The Company had no operations for a period of five years prior to that when they filed a Form 15.

On May 26, 2021, George Sharp was appointed as our Custodian by Order Granting Motion to (1) Intervene, (2) Remove Custodian, (3) Appoint George Sharp as Custodian, and (4) for Temporary Restraining Order and Preliminary Injunction on Order Shortening Time, Case No A-20-815182-B, Dept. No. XVI issued by the District Court of the State of Nevada in and for Clark County (the “Court Order”). Under his authority as Custodian, George Sharp appointed himself as the sole member of the Board and President, Secretary and Treasurer of the Company by resolutions of the registrant’s Board of Directors on May 26, 2021.

Since May 26, 2021, the Company has completed Securities and Exchange Commission filings to become a fully reporting company. They have brought current state regulatory filings to be compliant in the State of Nevada. The Company has commenced the process to identify suitable acquisition targets. The current operating expenses incurred have been to get to this point. Future operating expenses will be largely funded by George Sharp until such time as the Company can raise the necessary funding to acquire a business and provide necessary working capital to pay for the operating expenses of the Company.

As of December 31, 2021, we had an accumulated deficit of $20,341,854 and a working capital deficit of $129,304. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2021.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the six months ended December 31, 2021 and 2020 in the amount of $(50,000) and $0, respectively. It is anticipated that we will continue to report negative operating cash flow in future periods. The net loss of $(20,020,474) was mostly offset by the non-cash charge of $19,930,300 for the issuance of preferred and common shares in August and October 2021.

Cash Flows from Investing Activities:

We had no investing activities for the six months ended December 31, 2021 and 2020.

Cash Flows from Financing Activities:

For the six months ended December 31, 2021 and 2020, the only cash flows from financing activities related to the the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the six months ended December 31, 2020.

Based upon our current operations, we will need additional working capital to fund our operations over the next 12 months. Further, if we are able to close a reverse merger, asset purchase or similar transaction to acquire an operating business, it is likely we will need additional capital, including potentially as a condition of closing the acquisition. Because of the inherent uncertainties of the Company at this stage, we cannot be certain as to how much capital we need, if and how we can raise capital or the type or quantity of securities we will be required to issue to do so. In connection with a business combination, we may issue a significant number our shares of our common stock or securities convertible or exercisable into our common stock to the target’s shareholders which will be dilutive to our shareholders.

We anticipate that we will incur operating losses during the next 12 months. Our ability to develop and implement our business plan will be subject to a number of risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any legal proceedings, including routine litigation arising in the normal course of business that we believe will have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 22, 2021, we issued 1,000,000 common shares and 4,700,000 Series A Preferred shares to our CEO for his services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOFF CORP.

Date: February 4, 2022	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial Officer)

