Form 10-Q
period 2022-03-31
GOFF, CORP
filed 2022-05-16
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 13, 2022, there were 228,250,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

-i-

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

-ii-

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GOFF CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	38,122	-
Accounts payable – non-related parties	7,247	-
Note payable – former officer	-	-
Total current liabilities	134,499	89,130

TOTAL LIABILITIES	134,499	89,130

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 10,000,000 and 5,000,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	10,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 228,250,000 and 227,250,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	228,250	227,250
Additional paid in capital	19,974,300	-
Accumulated deficit	(20,347,049)	(321,380)
Total stockholders’ deficit	(134,499)	(89,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	20,018,219	-
General and administrative	7,450	-
Total operating expenses	20,025,669	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(20,025,669)	-

OTHER INCOME (EXPENSE):
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(20,025,669)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(20,025,669)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.0879)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	227,837,591	227,250,000

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	3,867	-
General and administrative	1,328	-
Total operating expenses	5,195	-
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(5,195)	-

OTHER INCOME (EXPENSE):
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(5,195)	-
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(5,195)	$-

NET LOSS PER SHARE
Basic and diluted	$(0.0000)	$-

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	228,250,000	227,250,000

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(20,025,669)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Consulting fees for preferred stock issued	19,930,300	-
Changes in assets and liabilities
Prepaid expenses	-	-
Accounts payable - officer	38,122	-
Accounts payable – non-related parties	7,247	-
Accounts payable and accrued expenses – related party	-	-
Net cash provided by (used in) operating activities	(50,000)	-

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	50,000	-
Net cash provided by financing activities	50,000	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

GOFF CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 2020	5,000,000	$5,000	227,250,000	$227,250	$-	$(314,514)	$(82,264)
Net loss for the period		-		-	-	-	-

Balances at March 31, 2021	5,000,000	$5,000	227,250,000	$227,250	$-	$(314,514)	$(82,264)

Balances at June 30, 2021	5,000,000	$5,000	227,250,000	$227,250	$-	$(321,380)	$(89,130)

Issuance of preferred shares to officer for advances made to Company and for services rendered	300,000	300	-	-	100,000	-	100,300

Net loss for the period	-	-	-	-	-	(130,474)	(130,474)

Balances at September 30, 2021	5,300,000	5,300	227,250,000	227,250	100,000	(451,854)	(119,304)
Issuance of common and preferred shares to officer for services rendered	4,700,000	4,700	1,000,000	1,000	19,874,300	-	19,880,000

Net loss for the period	-	-	-	-	-	(19,890,000)	(19,890,000)

Balances at December 31, 2021	10,000,000	10,000	228,250,000	228,250	19,874,300	(20,341,854)	(129,304)

Net loss for the period	-	-	-	-	-	(5,195)	(5,195)
Balances at March 31, 2022	10,000,000	$10,000	228,250,000	$228,250	$19,974,300	$(20,347,049)	$(134,499)

See notes to consolidated financial statements.

GOFF CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022 AND 2021

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

There are no stock options or warrants granted during the periods ended March 31, 2022 and 2021 and none outstanding as of March 31, 2022 and June 30, 2021.

As of March 31, 2022, all 10,000,000 shares of Series A Preferred Stock that are authorized have been issued and 228,250,000 shares of common stock are issued and outstanding.

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

The Company has incurred additional expenses in the nine months ended March 31, 2022 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

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

For the Nine Months Ended March 31, 2022 and 2021

In the nine months ended March 31, 2022, we incurred professional fees of $20,018,219, of which $19,930,300 was the result of the valuation of the preferred and common shares issued to the CEO in August and October 2021.This is a non-cash expense. The remaining operating expenses for the nine months ended March 31, 2022 were $95,369 which mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

We had no operating expenses for the comparative period in 2021.

For the Three Months Ended March 31, 2022 and 2021

In the three months ended March 31, 2022, we incurred professional fees of $3,867 and other business expenses of $1,328. The operating expenses for the three months ended March 31, 2022 relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

We had no operating expenses for the comparative period in 2021.

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

As of March 31, 2022, we had an accumulated deficit of $20,347,049 and a working capital deficit of $134,499. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2021.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the nine months ended March 31, 2022 and 2021 in the amount of $(50,000) and $0, respectively. It is anticipated that we will continue to report negative operating cash flow in future periods. The net loss of $(20,025,669) was mostly offset by the non-cash charge of $19,930,300 for the issuance of preferred and common shares in August and October 2021.

Cash Flows from Investing Activities:

We had no investing activities for the nine months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities:

For the nine months ended March 31, 2022 and 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the nine months ended March 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the three and nine months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOFF CORP.

Date: May 16, 2022	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive and Financial Officer)

