Form 10-K/A
period 2022-06-30
Worldwide NFT Inc.
filed 2022-10-06
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Worldwide NFT Inc. (the “Company” or “we”) hereby amends its Annual Report on Form 10-K (the “Original Form 10-K”) for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission (the “Commission”) on September 29, 2022. This Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) is being filed to amend Item 3 of the Original Form 10-K to disclose litigation between the Company and Warwick Calasse, a former President of the Company whose ownership of 5,000,000 super voting Series A preferred shares was cancelled by a Nevada court at the request of current management of the Company. This Amendment No. 1 speaks as of the filing date of the Original Form 10-K, does not reflect any events occurring after the filing of the Original Form 10-K and does not modify or update in any way any of the other disclosures made in the Original Form 10-K other than Item 3. This Amendment No. 1 includes currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

ITEM 3. LEGAL PROCEEDINGS

We received a notice of appeal to the Nevada Supreme Court filed May 17, 2022 by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of our common stock and 5,000,000 shares of our preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. Mr. Calasse filed the notice of appeal following the denial of his motion for reconsideration by the District Court of the State of Nevada in and for Clark County. In light of the briefing schedule we do not expect any decision until November 2022 at the earliest.

We filed an Amended Complaint against Warwick Calasse in the in the District Court for Clark County, Nevada (Case No.: A-22-858709-B) on September 29, 2022 seeking compensatory and punitive damages on behalf of the Company against Mr. Calasse and alleging that he breached the Consulting Agreement he claims to have entered with the Company and that he breached the fiduciary duties he owed to the Company.

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

The Company received a notice of appeal to the Nevada Supreme Court filed May 17, 2022 by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of the Company’s common stock and 5,000,000 shares of its preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. The Company does not expect any decision until November 2022 at the earliest.

The Company filed an Amended Complaint against Warwick Calasse in the in the District Court for Clark County, Nevada (Case No.: A-22-858709-B) on September 29, 2022 seeking compensatory and punitive damages on behalf of the Company against Mr. Calasse and alleging that he breached the Consulting Agreement he claims to have entered with the Company and that he breached the fiduciary duties he owed to the Company.

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

Date: October 6, 2022	Worldwide NFT Inc.

	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President/Chief Financial Officer
Principal Executive Officer
Principal Financial and Accounting Officer

