Form 10-Q
period 2022-09-30
Worldwide NFT Inc.
filed 2022-11-07
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

(702) 840-4433

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001	WNFT	N/A

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

As of November 3, 2022, there were 534,750,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

Unless otherwise stated or the context otherwise requires, the terms “Worldwide NFT Inc.” “we,” “us,” “our” and the “Company” refer collectively to Worldwide NFT Inc. and its subsidiaries.

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	119,692	82,284
Accounts payable – non-related parties	4,748	5,748
Total current liabilities	213,570	177,162

TOTAL LIABILITIES	213,570	177,162

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	5,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 534,750,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	534,750	534,750
Additional paid in capital	20,127,300	20,127,300
Accumulated deficit	(20,880,620)	(20,844,212)
Total stockholders’ deficit	(213,570)	(177,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	36,408	124,352
General and administrative	-	6,122
Total operating expenses	36,408	130,474
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(36,408)	(130,474)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(36,408)	(130,474)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(36,408)	$(130,474)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	681,750,000

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(36,408)	$(130,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Consulting fees for preferred stock issued	-	50,300
Forgiveness of debt – court discharge	-	-
Changes in assets and liabilities
Prepaid expenses	-	-
Accounts payable - officer	37,408	4,720
Accounts payable – non-related parties	(1,000)	25,454
Accounts payable and accrued expenses – related party	-	-
Net cash (used in) operating activities	-	(50,000)

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	-	50,000
Net cash provided by financing activities	-	50,000
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 2021	5,000,000	$5,000	681,750,000	$681,750	$-	$(769,014)	$(82,264)
Issuance of preferred shares to officer for advances made to Company and for services rendered	300,000	300	-	-	100,000	-	100,300

Net loss for the period		-		-	-	(130,474)	(130,474)

Balances at September 30, 2021	5,300,000	$5,300	681,750,000	$681,750	$100,000	$(899,488)	$(112,438)

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Net loss for the period	-	-	-	-	-	(36,408)	(36,408)
Balances at September 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,880,620)	$(213,570)

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022 AND 2021

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

The Company had a subsidiary Golden Glory Resources, Inc. This entity was in the business of the aforementioned gold and silver production efforts. There had been no operations in this entity since 2013 until June 9, 2021 when custodianship was awarded to George Sharp.

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

There are no stock options or warrants granted during the periods ended September 30, 2022 and 2021 and none outstanding as September 30, 2022 and 2021.

As of September 30, 2022, 5,000,000 shares of Series A Preferred Stock that are authorized have been issued and 534,750,000 shares of common stock are issued and outstanding.

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

The Company has incurred additional expenses up through the period ended September 30, 2022 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

NOTE 5 – GOING CONCERN

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

NOTE 6 – LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There had been no common or preferred stock transactions since 2013 until August 29, 2021 when the Company issued 300,000 shares of the authorized “blank check” preferred stock to George Sharp with 30,000 common votes for each share of preferred stock.

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

For the Three Months Ended September 30, 2022 and 2021

In the three months ended September 30, 2022 and 2021, we incurred professional fees of $36,408 and $130,474, respectively. In 2021 $50,300 of the professional fees were the result of shares issued to our CEO, which is a non-cash expense. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of September 30, 2022, we had an accumulated deficit of $20,880,620 and a working capital deficit of $213,570. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2022.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the three months ended September 30, 2022 and 2021 in the amount of $0 and $(50,000), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods.

Cash Flows from Investing Activities:

We had no investing activities for the three months ended September 30, 2022 and 2021.

Cash Flows from Financing Activities:

For the three months ended September 30, 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the three months ended September 30, 2022.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We received a notice of appeal to the Nevada Supreme Court filed May 17, 2022 by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of our common stock and 5,000,000 shares of our preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. Mr. Calasse filed the notice of appeal following the denial of his motion for reconsideration by the District Court of the State of Nevada in and for Clark County. In light of the briefing schedule, we do not expect any decision until November 2022 at the earliest.

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

None.

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

GOFF CORP.

Date: November 7, 2022	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)

