Form 10-Q
period 2022-12-31
Worldwide NFT Inc.
filed 2023-02-13
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 10, 2023, there were 534,750,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	136,312	82,284
Accounts payable – non-related parties	21,259	5,748
Total current liabilities	246,701	177,162

TOTAL LIABILITIES	246,701	177,162

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	5,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 534,750,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	534,750	534,750
Additional paid in capital	20,127,300	20,127,300
Accumulated deficit	(20,913,751)	(20,844,212)
Total stockholders’ deficit	(246,701)	(177,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	69,539	20,014,352
General and administrative	-	6,122
Total operating expenses	69,539	20,020,474
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(69,539)	(20,020,474)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(69,539)	(20,020,474)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(69,539)	$(20,020,474)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.029)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	682,907,610

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	33,131	19,890,000
General and administrative	-	-
Total operating expenses	33,131	19,890,000
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(33,131)	(19,890,000)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(33,131)	(19,890,000)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(33,131)	$(19,890,000)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.029)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	684,065,217

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(69,539)	$(20,020,474)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Consulting fees for preferred stock issued	-	19,930,300

Changes in assets and liabilities
Prepaid expenses	-	-
Accounts payable - officer	54,028	20,220
Accounts payable – non-related parties	15,511	19,954
Accounts payable and accrued expenses – related party	-	-
Net cash (used in) operating activities	-	(50,000)

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	-	50,000
Net cash provided by financing activities	-	50,000
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 2021	5,000,000	$5,000	681,750,000	$681,750	$-	$(775,880)	$(82,264)
Issuance of preferred shares to officer for advances made to Company and for services rendered	300,000	300	-	-	100,000	-	100,300

Net loss for the period		-		-	-	(130,474)	(130,474)

Balances at September 30, 2021	5,300,000	$5,300	681,750,000	$681,750	$100,000	$(906,354)	$(112,438)

Issuance of common and preferred shares to officer for services rendered	4,700,000	4,700	3,000.000	3,000	19,872,300	-	19,880,000

Net loss for the period	-	-	-	-	-	(19,890,000)	(19,890,000)
Balances at December 31, 2021	10,000,000	$10,000	684,750,000	$684,750	$19,972,300	$(20,796,354)	$(129,304)

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Net loss for the period	-	-	-	-	-	(36,408)	(36,408)
Balances at September 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,880,620)	$(213,570)

Net loss for the period	-	-	-	-	-	(33,131)	(33,131)
Balances at December 31, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,913,751)	$(246,701)

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2022 AND 2021

NOTE 1- NATURE OF OPERATIONS

Nature of Operations

Worldwide NFT Inc. (the “Company”) was incorporated in the State of Nevada on July 12, 2010 under the name Goff Corp. The Company was an exploration stage mining company, that engaged in exploration and mining of mineral properties. They focused on gold and silver production. Since 2013, the Company has been dormant and in June 2021, a new custodian took over and will focus his efforts on developing a strategy for this company moving forward, including identifying suitable targets for acquisition.

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

There are no stock options or warrants granted during the periods ended December 31, 2022 and 2021 and none outstanding as December 31, 2022 and 2021.

As of December 31, 2022, 5,000,000 shares of Series A Preferred Stock that are authorized have been issued and 534,750,000 shares of common stock are issued and outstanding.

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

The Company has incurred additional expenses up through the period ended December 31, 2022 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Information

We were incorporated on July 12, 2010 under the laws of the State of Nevada under the name Goff Corp. We were never able to raise sufficient capital to engage in the business of providing web-based services to connect employers in and individuals seeking employment in the UK and Ireland. On February 26, 2013 our two founding officers and directors resigned and were replaced by Warwick Calasse who assumed the title of President, CEO, CFO, Secretary, Treasurer and sole member of our Board of Directors. We disclosed that on January 1, 2013 that we had entered into an Assignment Agreement with dated January 21, 2013 between Golden Glory Panama, as assignee, and Sertesaz Ltd. and C&ENER SA, the Colombian owners that owned 60% and 40% of the concession in return for shares of our common stock and cash payments through March 7, 2016 of over $3,000.000 comprised of payments for the option to purchase 100% of the mining concessions and mining development expenditures.

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

For the Six Months Ended December 31, 2022 and 2021

In the six months ended December 31, 2022 and 2021, we incurred professional fees of $69,539 and $20,014,352, respectively. In 2021 $19,930,300 of the professional fees were the result of shares issued to our CEO, which is a non-cash expense. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

For the Three Months Ended December 31, 2022 and 2021

In the three months ended December 31, 2022 and 2021, we incurred professional fees of $33,131 and $19,890,000, respectively. In 2021 $19,890,000 of the professional fees were the result of shares issued to our CEO, which is a non-cash expense. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of December 31, 2022, we had an accumulated deficit of $20,913,751 and a working capital deficit of $246,701. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2022.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the six months ended December 31, 2022 and 2021 in the amount of $0 and $(50,000), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods. In 2021, the net loss was offset by the non-cash charge for the shares issued to our CEO.

Cash Flows from Investing Activities:

We had no investing activities for the six months ended December 31, 2022 and 2021.

Cash Flows from Financing Activities:

For the six months ended December 31, 2021, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the six months ended December 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WORLDWIDE NFT INC.

Date: February 13, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)

