Form 10-Q
period 2023-03-31
Worldwide NFT Inc.
filed 2023-05-15
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 10, 2023, there were 534,750,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	141,812	82,284
Accounts payable – non-related parties	25,259	5,748
Total current liabilities	256,201	177,162

TOTAL LIABILITIES	256,201	177,162

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	5,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 534,750,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	534,750	534,750
Additional paid in capital	20,127,300	20,127,300
Accumulated deficit	(20,923,251)	(20,844,212)
Total stockholders’ deficit	(256,201)	(177,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	79,039	20,018,219
General and administrative	-	7,450
Total operating expenses	79,039	20,025,669
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(79,039)	(20,025,669)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(79,039)	(20,025,669)
BENEFIT (PROVISION) FOR INCOME TAXES	-
NET LOSS	$(79,039)	$(20,025,669)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.029)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	683,512,773

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	9,500	3,867
General and administrative	-	1,328
Total operating expenses	9,500	5,195
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(9,500)	(5,195)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(9,500)	(5,195)
BENEFIT (PROVISION) FOR INCOME TAXES
NET LOSS	$(9,500)	$(5,195)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	684,750,000

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(79,039)	$(20,025,669)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Consulting fees for preferred stock issued	-	19,930,300

Changes in assets and liabilities
Accounts payable - officer	59,528	38,122
Accounts payable – non-related parties	19,511	7,247
Accounts payable and accrued expenses – related party		-
Net cash (used in) operating activities	-	(50,000)

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	-	50,000
Net cash provided by financing activities	-	50,000
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 2021	5,000,000	$5,000	681,750,000	$681,750	$-	$(775,880)	$(82,264)
Issuance of preferred shares to officer for advances made to Company and for services rendered	300,000	300	-	-	100,000	-	100,300

Net loss for the period		-		-	-	(130,474)	(130,474)

Balances at September 30, 2021	5,300,000	$5,300	681,750,000	$681,750	$100,000	$(906,354)	$(112,438)

Issuance of common and preferred shares to officer for services rendered	4,700,000	4,700	3,000.000	3,000	19,872,300	-	19,880,000

Net loss for the period	-	-	-	-	-	(19,890,000)	(19,890,000)
Balances at December 31, 2021	10,000,000	$10,000	684,750,000	$684,750	$19,872,300	$(20,796,354)	$(129,304)

Net loss for the period	-	-	-	-	-	(5,195)	(5,195)
Balances at March 31, 2022	10,000,000	$10,000	684,750,000	$684,750	$19,872,300	$(20,347,049)	$(34,499

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Net loss for the period	-	-	-	-	-	(36,408)	(36,408)
Balances at September 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,880,620)	$(213,570)

Net loss for the period	-	-	-	-	-	(33,131)	(33,131)
Balances at December 31, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,913,751)	$(246,701)

Net loss for the period	-	-	-	-	-	(9,500)	(9,500)
Balances at March 31, 2023	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,923,251)	$(256,201)

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023 AND 2022

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

There are no stock options or warrants granted during the periods ended March 31, 2023 and 2022 and none outstanding as March 31, 2023 and 2022.

As of March 31, 2023, 5,000,000 shares of Series A Preferred Stock that are authorized have been issued and 534,750,000 shares of common stock are issued and outstanding.

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

The Company has incurred additional expenses up through the period ended March 31, 2023 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

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

For the Nine Months Ended March 31, 2023 and 2022

In the nine months ended March 31, 2023 and 2022, we incurred professional fees of $79,039 and $20,018,219, respectively. In 2022 $19,930,300 of the professional fees were the result of shares issued to our CEO, which is a non-cash expense. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

For the Three Months Ended March 31, 2023 and 2022

In the three months ended March 31, 2023 and 2022, we incurred professional fees of $9,500 and $3,867, respectively. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of March 31, 2023, we had an accumulated deficit of $20,923,251 and a working capital deficit of $256,201. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2022.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the nine months ended March 31, 2023 and 2022 in the amount of $0 and $(50,000), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods. In 2022, the net loss was offset by the non-cash charge for the shares issued to our CEO.

Cash Flows from Investing Activities:

We had no investing activities for the nine months ended March 31, 2023 and 2022.

Cash Flows from Financing Activities:

For the nine months ended March 31, 2022, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the nine months ended March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WORLDWIDE NFT INC.

Date: May 15, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)

