Form 10-K
period 2023-06-30
Worldwide NFT Inc.
filed 2023-09-29
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming executive officers, directors and our largest shareholder whose representative serves on the Board of Directors are affiliates) was approximately $5,849,250 as of September 19, 2023, computed on the basis of the closing price on such date.

As of September 19, 2023, there were 534,750,000 shares of the registrant’s common stock outstanding.

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

Corporate Background

We were incorporated on July 12, 2010, under the laws of the State of Nevada. We were never able to raise sufficient capital to engage in the business of providing web-based services to connect employers in and individuals seeking employment in the UK and Ireland. On February 26, 2013, our two founding officers and directors resigned and were replaced by Warwick Calasse who assumed the title of President, CEO, CFO, Secretary, Treasurer and sole member of our Board of Directors. We disclosed that on January 1, 2013, that we had entered into an Assignment Agreement with dated January 21, 2013, between Golden Glory Panama, as assignee, and Sertesaz Ltd. and C&ENER SA, the Colombian owners that owned 60% and 40% of the concession in return for shares of our common stock and cash payments through March 7, 2016, of over $3,000.000 comprised of payments for the option to purchase 100% of the mining concessions and mining development expenditures.

Our last financial report prior to filing a Form 15 discussed below was a Form 10-Q filed February 20, 2013, for the quarter ended December 31, 2012.

On June 29, 2016, we filed a Form 15 with the Securities Exchange Commission (the “SEC”) to voluntarily effect the deregistration of our common stock. We were eligible to deregister by filing a Form 15 because we had fewer than 300 holders of record of our common stock. Upon the filing of Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended.

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

Selection of a Target Business and Structuring of a Business Combination

Management owns approximately 93% of the issued and outstanding shares of common stock of the Company and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

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

Very Limited Liquidity of Our Common Stock

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

Employees

George Sharp, our Chief Executive Officer, is our sole executive officer. Mr. Sharp is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deems reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We have no revenues and no operating business. We had a net loss of ($97,605) and $(20,068,332) for the years ended June 30, 2023, and 2022, respectively, a working capital deficit of ($274,767) and ($177,162) and an accumulated stockholders’ deficit of ($20,941,817) and ($20,844,212) for the years ending June 30, 2023 and 2022, respectively. The report of our independent registered public accountants on our financial statements for the year ended June 30, 2023, states that these conditions, among others, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued operations, which is dependent in turn upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

Our common stock is eligible for unsolicited quotes only that will limit the ability of a shareholder to purchase or sell our shares of common stock.

Our common stock is quoted on OTC Pink and is not eligible for proprietary broker-dealer quotations. All quotes in our shares of common stock must reflect only unsolicited customer orders. OTC Markets warns prospective purchasers of our common stock that “unsolicited-only stocks” (i) have a higher risk of wider spreads, increased volatility and price dislocations, (ii) investors may have difficulty selling this stock and (iii) an initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making. Being an unsolicited only stock severely limits the number of investors that might purchase our common stock and effectively prevents the development of an active trading market in our shares. Before soliciting quotations or resuming quotations in an OTC stock that has been subject to a trading suspension, a broker-dealer must file a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432. We can provide no assurance as to whether we will be able to find a broker/dealer to submit a Form 15c2-11 .

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

There is no active trading market for our common stock, particularly in light of our common stock being deemed “unsolicited-only” by OTC Markets as described in another risk factor above. There can be no assurance that a regular trading market for our securities will develop, or that if one develops, that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

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

Our Articles of Incorporation authorize the issuance of 1,875,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

We received a notice of appeal to the Nevada Supreme Court filed May 17, 2022, by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of our common stock and 5,000,000 shares of our preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. Mr. Calasse filed the notice of appeal following the denial of his motion for reconsideration by the District Court of the State of Nevada in and for Clark County. Mr. Calasse filed his opening brief on July 26, 2023. We filed our answering brief on September 7, 2023.

We filed an Amended Complaint against Warwick Calasse in the in the District Court for Clark County, Nevada (Case No.: A-22-858709-B) on September 29, 2022, seeking compensatory and punitive damages on behalf of the Company against Mr. Calasse and alleging that he breached the Consulting Agreement he claims to have entered with the Company and that he breached the fiduciary duties he owed to the Company.” Discovery has just commenced in this action. The Court has not yet entered a scheduling order.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “WNFT.” Only a sporadic and highly limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended June 30, 2023, and June 30, 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2023:
First Quarter	$0.69	$0.045
Second Quarter	$0.52	$0.03
Third Quarter	$0.08	$0.05
Fourth Quarter	$0.06	$0.03

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED JUNE 30, 2022:
First Quarter	$0.08	$0.25
Second Quarter	$0.09	$0.047
Third Quarter	$0.51	$0.26
Fourth Quarter	$0.60	$0.13

Holders

As of September 19, 2023, there were six shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Drive, Henderson, Nevada, telephone number (702) 818-5898.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Information

We were incorporated on July 12, 2010, under the laws of the State of Nevada under the name Goff Corp. We were never able to raise sufficient capital to engage in the business of providing web-based services to connect employers in and individuals seeking employment in the UK and Ireland. On February 26, 2013, our two founding officers and directors resigned and were replaced by Warwick Calasse who assumed the title of President, CEO, CFO, Secretary, Treasurer and sole member of our Board of Directors. We disclosed that on January 1, 2013 that we had entered into an Assignment Agreement with dated January 21, 2013 between Golden Glory Panama, as assignee, and Sertesaz Ltd. and C&ENER SA, the Colombian owners that owned 60% and 40% of the concession in return for shares of our common stock and cash payments through March 7, 2016 of over $3,000.000 comprised of payments for the option to purchase 100% of the mining concessions and mining development expenditures.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our June 30, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

For the Years Ended June 30, 2023 and 2022

In the years ended June 30, 2023 and 2022, we incurred professional fees of $97,605 and $20,060,882, respectively. In 2022, $19,930,300 of the professional fees were the result of shares issued to our CEO, which is a non-cash expense. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of June 30, 2023, we had an accumulated deficit of $20,941,817 and a working capital deficit of $274,767. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2023.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used by Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the years ended June 30, 2023 and 2022 in the amount of $0 and $(50,000), respectively. It is anticipated that we will continue to report negative operating cash flow in future periods. In 2022, the net loss was offset by the non-cash charge for the shares issued to our CEO.

Cash Flows from Investing Activities:

We had no investing activities for the years ended June 30, 2023 and 2022.

Cash Flows from Financing Activities:

For the year ended June 30, 2022, the only cash flows from financing activities related to the proceeds from the CEO related to the purchase of preferred shares. There were no financing activities in the year ended June 30, 2023.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Worldwide NFT Inc. as of June 30, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

September 20, 2023

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022

ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	182,187	82,284
Accounts payable – non-related parties	3,450	5,748
Total current liabilities	274,767	177,162

TOTAL LIABILITIES	274,767	177,162

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of June 30, 2023 and 2022, respectively	5,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 534,750,000 shares issued and outstanding as of June 30, 2023 and 2022, respectively	534,750	534,750
Additional paid in capital	20,127,300	20,127,300
Accumulated deficit	(20,941,817)	(20,844,212)
Total stockholders’ deficit	(274,767)	(177,162)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	97,605	20,060,882
General and administrative	-	7,450
Total operating expenses	97,605	20,068,332
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(97,605)	(20,068,332)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(97,605)	(20,068,332)
BENEFIT (PROVISION) FOR INCOME TAXES	-
NET LOSS	$(97,605)	$(20,068,332)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.032)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	635,328,082

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at June 30, 2021	5,000,000	$5,000	681,750,000	$681,750	$-	$(775,880)	$(82,264)
Issuance of preferred shares to officer for advances made to Company and for services rendered	300,000	300	-	-	100,000	-	100,300

Issuance of common and preferred shares to officer for services rendered	4,700,000	4,700	3,000.000	3,000	19,872,300	-	19,880,000

Shares cancelled for no consideration	(5,000,000)	(5,000)	(150,000,000)	(150,000)	155,000	-	-

Net loss for the year	-	-	-	-	-	(20,068,332)	(20,068,332)

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Net loss for the year	-	-	-	-	-	(97,605)	(97,605)

Balances at June 30, 2023	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,941,817)	$(274,767)

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(97,605)	$(20,068,332)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Consulting fees for preferred stock issued	-	19,930,300

Changes in assets and liabilities
Accounts payable - officer	99,903	78,785
Accounts payable – non-related parties	(2,298)	9,247
Net cash (used in) operating activities	-	(50,000)

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	-	50,000
Net cash provided by financing activities	-	50,000
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of year	-	-
Cash - end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company believes that these consolidated financial statements present fairly, in all material respects, the financial position of the Company and the results of its operations and cash flows for the periods presented.

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

There are no stock options or warrants granted during the periods ended June 30, 2023 and 2022 and none outstanding as June 30, 2023 and 2022.

As of June 30, 2023, 5,000,000 shares of Series A Preferred Stock that are authorized have been issued and 534,750,000 shares of common stock are issued and outstanding.

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

The Company has incurred additional expenses up through the period ended June 30, 2023 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

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

NOTE 6 – LEGAL PROCEEDINGS

The Company received a notice of appeal to the Nevada Supreme Court filed May 17, 2022 by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of the Company’s common stock and 5,000,000 shares of its preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. The Company did not expect any decision until November 2022 at the earliest.

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

Name	Age	Position
George Sharp	62	President and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

George Sharp, President and Director

George Sharp, 62 years old, has, for the past 17 years, served as a consultant to companies in a variety of contexts, including software development, assisting public companies with growth and regulatory compliance plans. Mr. Sharp is a well-known whistleblower and shareholder advocate, fighting against microcap fraud. He has exposed dubious activities involving various issuers to the public and regulatory bodies for the last 12 years. In June 2017, Mr. Sharp was engaged as a consultant by OTC Markets Group, Inc. to develop compliance processes to bring more timely and actionable data to the OTC market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. In light of the lack of periodic reports being filed by prior management of the Company we are not aware of whether all of our executive officers, directors and 10% stockholders timely filed all required reports under Section 16(a) in a timely manner with respect to our fiscal year ended June 30, 2023.

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

Outstanding Equity Awards at Fiscal Year End

As of June 30, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended June 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of September 19, 2023, held by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 534,750,,000 shares outstanding.

Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address(1)	Amount and Nature of Beneficial Ownership		Percentage of Class(2)
George Sharp)(3)
Common Stock	3,000,000		.56%
Preferred Stock	300,000		100%
All Officers and Directors as a group (1 person)	3,300,000	(4)	93.3	%(4)

(1)	The address for the person named in the table above is c/o the Company.
(2)	Based on 534,750,000 shares outstanding as of the date of this registration statement.
(3)	George Sharp is President, Secretary, Treasurer and sole Director of the Company.
(4)	George Sharp owns 3,000,000 shares of our common stock and 300,000 shares of Series A preferred with each share of Series A preferred stock having the voting power of 10,000 shares of common stock. The percentage of class is based upon adding the Series A preferred stock voting power (3,000,000,000) and the outstanding shares of common stock (534,750,000) to arrive at total voting power of 3,300,000,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

June 30, 2023
Audit fees	$38,500.00
Total fees paid or accrued to our principal accountant	$0

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

Date: September 29, 2023	Worldwide NFT Inc.

	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President/Chief Financial Officer
Principal Executive Officer
Principal Financial and Accounting Officer

