Form 10-Q
period 2023-09-30
Worldwide NFT Inc.
filed 2023-11-13
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 13, 2023, there were 534,750,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	208,299	182,187
Accounts payable – non-related parties	61,920	3,450
Total current liabilities	359,349	274,767

TOTAL LIABILITIES	359,349	274,767

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	5,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 534,750,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	534,750	534,750
Additional paid in capital	20,127,300	20,127,300
Accumulated deficit	(21,026,399)	(20,941,817)
Total stockholders’ deficit	(359,349)	(274,767)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	84,582	36,408
General and administrative	-	-
Total operating expenses	84,582	36,408
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(84,582)	(36,408)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(84,582)	(36,408)
BENEFIT (PROVISION) FOR INCOME TAXES	-
NET LOSS	$(84,582)	$(36,408)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	534,750,000

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(84,582)	$(36,408)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Consulting fees for preferred stock issued	-	-

Changes in assets and liabilities
Accounts payable - officer	26,112	37,408
Accounts payable – non-related parties	58,470	(1,000)
Accounts payable and accrued expenses – related party		-
Net cash (used in) operating activities	-	-

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Net loss for the period	-	-	-	-	-	(36,408)	(36,408)
Balances at September 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,880,620)	$(213,570)

Balances at June 30, 2023	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,941,817)	$(274,767)

Net loss for the period	-	-	-	-	-	(84,582)	(84,582)
Balances at September 30, 2023	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(21,026,399)	$(359,349)

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023 AND 2022

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for permanent and temporary differences related to income taxes, liabilities to accrue, and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of September 30, 2023 and June 30, 2023, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank.

Receivables and Concentration of Credit Risk

When the Company records an allowance for doubtful accounts it is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company recorded an allowance for their note receivable for the full amount as collection of this note is uncertain.

Revenue Recognition

The Company will account for a contract with a customer that is within the scope of this Topic only when the five steps of revenue recognition under ASC 606 are met.

The five core principles will be evaluated for each service provided by the Company and is further supported by applicable guidance in ASC 606 to support the Company’s recognition of revenue.

The Company has not recognized any revenue to date.

Income Taxes

Income taxes are accounted under the asset and liability method. The current charge for income tax expense is calculated in accordance with the relevant tax regulations applicable to the entities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between statutory tax rates and effective tax rates relate to permanent tax differences.

Uncertain Tax Positions

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended September 30, 2023 and June 30, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

There are no stock options or warrants granted during the periods ended September 30, 2023 and 2022 and none outstanding as September 30, 2023 and 2022.

As of September 30, 2023, 5,000,000 shares of Series A Preferred Stock that are authorized have been issued and 534,750,000 shares of common stock are issued and outstanding.

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

The Company has incurred additional expenses up through the period ended September 30, 2023 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

NOTE 5 – GOING CONCERN

The Company concluded that due to the lack of operating history, large accumulated deficit, change in management and revival of the entity, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.

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

NOTE 6 – LEGAL PROCEEDINGS

The Company received a notice of appeal to the Nevada Supreme Court filed May 17, 2022 by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of its common stock and 5,000,000 shares of its preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. Mr. Calasse filed the notice of appeal following the denial of his motion for reconsideration by the District Court of the State of Nevada in and for Clark County. On November 8, 2022, the Supreme Court entered an order for Mr. Calasse to show cause why the appeal should not be dismissed for lack of jurisdiction. The parties briefed the jurisdiction issue, and on May 12, 2023, the Supreme Court, without ruling on the jurisdictional issue, reinstated the briefing schedule. Mr. Calasse filed his opening brief on July 25, 2023. The Company filed our answering brief on September 8, 2023. Mr. Calasse’s reply brief was filed October 23, 2023. Given the extended briefing schedule, the Company does not anticipate a decision from the Supreme Court until mid-2024 at the earliest.

The Company filed an Amended Complaint against Warwick Calasse in the in the District Court for Clark County, Nevada (Case No.: A-22-858709-B) on September 29, 2022 seeking compensatory and punitive damages on behalf of the Company against Mr. Calasse and alleging that he breached the Consulting Agreement he claims to have entered with the Company and that he breached the fiduciary duties he owed to the Company. The District Court entered a Business Court Scheduling Order Setting Civil Non-Jury Trial on October 16, 2023. Judge Williams scheduled a pretrial conference/calendar call for December 19, 2024, and a civil non-jury trial for January 13, 2025.

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

Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Quarterly Report on Form 10-Q. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

For the Three Months Ended September 30, 2023 and 2022

In the three months ended September 30, 2023 and 2022, we incurred professional fees of $84,582 and $34,408, respectively. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of September 30, 2023, we had an accumulated deficit of $21,026,399 and a working capital deficit of $359,349. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2023.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used in Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the three months ended September 30, 2023 and 2022 in the amount of $0 and $0, respectively. It is anticipated that we will continue to report negative operating cash flow in future periods.

Cash Flows from Investing Activities:

We had no investing activities for the three months ended September 30, 2023 and 2022.

Cash Flows from Financing Activities:

We had no financing activities for the three months ended September 30, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We received a notice of appeal to the Nevada Supreme Court filed May 17, 2022 by Warwick Calasse. Mr. Calasse is appealing the decision by the District Court of the State of Nevada in and for Clark County (In the Matter of GOFF Corp., Case No. A-20-815182-B) by an Order dated February 22, 2022 to have the 50,000,000 shares of our common stock and 5,000,000 shares of its preferred stock issued to Mr. Calasse canceled on the grounds that there was no value provided by Mr. Calasse to justify their issuance to him. Mr. Calasse filed the notice of appeal following the denial of his motion for reconsideration by the District Court of the State of Nevada in and for Clark County. On November 8, 2022, the Supreme Court entered an order for Mr. Calasse to show cause why the appeal should not be dismissed for lack of jurisdiction. The parties briefed the jurisdiction issue, and on May 12, 2023, the Supreme Court, without ruling on the jurisdictional issue, reinstated the briefing schedule. Mr. Calasse filed his opening brief on July 25, 2023. The Company filed our answering brief on September 8, 2023. Mr. Calasse’s reply brief was filed October 23, 2023. Given the extended briefing schedule, we do not anticipate a decision from the Supreme Court until mid-2024 at the earliest.

We filed an Amended Complaint against Warwick Calasse in the in the District Court for Clark County, Nevada (Case No.: A-22-858709-B) on September 29, 2022 seeking compensatory and punitive damages on our behalf against Mr. Calasse and alleging that he breached the Consulting Agreement he claims to have entered with us and that he breached the fiduciary duties he owed to us. The District Court entered a Business Court Scheduling Order Setting Civil Non-Jury Trial on October 16, 2023. Judge Williams scheduled a pretrial conference/calendar call for December 19, 2024, and a civil non-jury trial for January 13, 2025.

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

WORLDWIDE NFT INC.

Date: November 13, 2023	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)

