Form 10-Q
period 2023-12-31
Worldwide NFT Inc.
filed 2024-02-13
CIK 1528188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

As of February 13, 2024, there were 534,750,000 shares outstanding of the registrant’s common stock, par value $.001 per share, issued and outstanding.

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

- ii -

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses and other current assets	-	-
Total current assets	-	-

Total non-current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$89,130	$89,130
Accounts payable - officer	271,549	182,187
Accounts payable – non-related parties	30,733	3,450
Total current liabilities	391,412	274,767

TOTAL LIABILITIES	391,412	274,767

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred stock, par value $0.001; 10,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	5,000	5,000
Common stock, par value $0.001; 1,875,000,000 shares authorized, 534,750,000 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	534,750	534,750
Additional paid in capital	20,127,300	20,127,300
Accumulated deficit	(21,058,462)	(20,941,817)
Total stockholders’ deficit	(391,412)	(274,767)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	116,645	69,539
General and administrative	-	-
Total operating expenses	116,645	69,539
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(116,645)	(69,539)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(116,645)	(69,539)
BENEFIT (PROVISION) FOR INCOME TAXES	-
NET LOSS	$(116,645)	$(69,539)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	534,750,000

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

REVENUES	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Professional fees	32,063	33,131
General and administrative	-	-
Total operating expenses	32,063	33,131
LOSS FROM OPERATIONS BEFORE OTHER EXPENSES	(32,063)	(33,131)

OTHER INCOME (EXPENSE):
Forgiveness of debt – court discharge	-	-
Interest expense	-	-
Total other income (expense)	-	-
LOSS FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(32,063)	(33,131)
BENEFIT (PROVISION) FOR INCOME TAXES	-
NET LOSS	$(32,063)	$(33,131)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	534,750,000	534,750,000

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Cash flows from operating activities:
Net loss	$(116,645)	$(69,539)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Consulting fees for preferred stock issued	-	-

Changes in assets and liabilities
Accounts payable - officer	89,362	54,028
Accounts payable – non-related parties	27,283	15,511
Accounts payable and accrued expenses – related party		-
Net cash (used in) operating activities	-	-

Cash flows from financing activities:
Proceeds from officer in consideration of preferred stock	-	-
Net cash provided by financing activities	-	-
NET INCREASE (DECREASE) IN CASH	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Preferred		Common		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at June 30, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,844,212)	$(177,162)

Net loss for the period	-	-	-	-	-	(36,408)	(36,408)

Balances at September 30, 2022	5,000,000	5,000	534,750,000	534,750	20,127,300	(20,880,620)	(213,570)

Net loss for the period	-	-	-	-	-	(33,131)	(33,131)
Balances at December 31, 2022	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,913,751)	$(246,701)

Balances at June 30, 2023	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(20,941,817)	$(274,767)

Net loss for the period	-	-	-	-	-	(84,582)	(84,582)

Balances at September 30, 2023	5,000,000	5,000	534,750,000	534,750	20,127,300	(21,026,399)	(359,349)

Net loss for the period	-	-	-	-	-	(32,063)	(32,063)

Balances at December 31, 2023	5,000,000	$5,000	534,750,000	$534,750	$20,127,300	$(21,058,462)	$(391,412)

See notes to consolidated financial statements.

WORLDWIDE NFT, INC.

(FORMERLY GOFF CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2023 AND 2022

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

On January 19, 2022, the Company registered with the Secretary of State in Nevada to change its name to Worldwide NFT Inc. FINRA approved the name change, and a forward 3 for 1 stock split of the common shares on June 29, 2022. All common shares have been restated retroactively in accordance with SAB Topic 4C.

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

Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2023 and June 30, 2023, respectively.

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

Financial instruments consist principally of accounts payable and accrued liabilities, notes payable, and amounts due to related parties. We measure our investments at cost less any impairment, and our notes receivable are at cost less any reserve for uncollectible amounts. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended December 31, 2023 and June 30, 2023. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

On October 22, 2021, the Company issued 3,000,000 common shares and 4,700,000 Series A Preferred shares to its CEO for services valued at $19,880,000.

In February 2022, the Company had cancelled for no consideration 150,000,000 shares of common stock and 5,000,000 of preferred stock through a court order.

All of the stock-based compensation was measured pursuant to ASC 718-10-50 at the fair value of the shares at the share price on the date of issuance.

The preferred shares convert to common at a ratio of 1 share of preferred stock to 90 shares of common stock.

There are no stock options or warrants granted during the periods ended December 31, 2023 and 2022 and none outstanding as December 31, 2023 and 2022.

As of December 31, 2023, 5,000,000 shares of Series A Preferred Stock that are authorized have been issued and 534,750,000 shares of common stock are issued and outstanding.

NOTE 4 – ACCOUNTS PAYABLE - OFFICER

The Company had a judgment filed against it on July 23, 2012 by George Sharp in the amount of $57,450. This complaint was filed in Superior Court of California, County of San Diego on December 22, 2015. The judgment amount added accrued interest of $28,049 on January 5, 2021 increasing the total liability to $85,499 and then the final judgement on June 9, 2021 was increased again by $3,631 to a final figure of $89,130. All other liabilities were canceled by the court.

The Company has incurred additional expenses up through the period ended December 31, 2023 that either have been paid by George Sharp or will be paid by George Sharp. Those advances are included in this account and are non-interest bearing.

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

On January 19, 2022, the Company registered with the Secretary of State in Nevada to change its name to Worldwide NFT Inc. FINRA approved the name change, and a forward 3 for 1 stock split of the common shares on June 29, 2022. All common shares have been restated retroactively in accordance with SAB Topic 4C.

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

For the Six Months Ended December 31, 2023 and 2022

In the six months ended December 31, 2023 and 2022, we incurred professional fees of $116,645 and $69,539, respectively. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

For the Three Months Ended December 31, 2023 and 2022

In the three months ended September 30, 2023 and 2022, we incurred professional fees of $32,063 and $33,131, respectively. These costs mostly relate to the filing of the required Securities and Exchange reports as well as costs to bring current the Company with required state regulatory filings.

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

As of December 31, 2023, we had an accumulated deficit of $21,058,462 and a working capital deficit of $391,412. Our independent registered public accounting firm has provided a going concern opinion on our most recent audited financial statements as of June 30, 2023.

In the future, we will need to consummate one or more capital raising transactions, including potential debt or equity issuances, and/or generate material revenue from an acquired business or businesses to fund our operations. We may also issue shares of common stock, stock options or other securities to compensate our employees or independent contractors.

Net Cash used in Operating Activities:

We reported negative cash flow from operations related to our continuing operations for the six months ended December 31, 2023 and 2022 in the amount of $0 and $0, respectively. It is anticipated that we will continue to report negative operating cash flow in future periods.

Cash Flows from Investing Activities:

We had no investing activities for the six months ended December 31, 2023 and 2022.

Cash Flows from Financing Activities:

We had no financing activities for the six months ended December 31, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WORLDWIDE NFT INC.

Date: February 13, 2024	By:	/s/ George Sharp
	Name:	George Sharp
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)

